Form 10-Q
period 2021-06-30
CENAQ Energy Corp.
filed 2021-09-29
CIK 1841425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40743

CENAQ Energy Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-1863331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4550 Post Oak Place Dr.,
Suite 300, Houston, Texas 77027

(Address of Principal Executive Offices, Zip Code)

(713) 820-6300

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and three-quarters of one warrant	CENQU	The NASDAQ Stock Market LLC
Class A common stock, par value $0.0001 per share	CENQ	The NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	CENQW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☒	Smaller reporting company

		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of September 29, 2021, there were 17,439,750 shares of Class A common stock, $0.0001 par value, and 4,312,500 shares of Class B common stock shares of Class B common stock, $0.0001 par value, issued and outstanding

CENAQ ENERGY CORP.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents

		PAGE
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1

	Statements of Operations for the three and six months ended June 30, 2021 (unaudited) and for the period from June 24, 2020 (inception) through June 30, 2020 (unaudited)	2

	Statements of Changes in Stockholder’s Equity for the three and six months ended June 30, 2021 and for the period from June 24, 2020 (inception) through June 30, 2020 (unaudited)	3

	Statement of Cash Flows for the six months ended June 30, 2021 and for the period from June 24, 2020 (inception) through June 30, 2020 (unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

SIGNATURES		20

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENAQ ENERGY CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$36,169	$11,120
Prepaid expenses	26,800	-
Total current assets	62,969	11,120
Deferred offering costs	294,577	187,453
Total Assets	$357,546	$198,573

Liabilities and Stockholder's Equity
Current liabilities:
Due to related party	$43	$-
Accrued offering costs and expenses	79,259	89,953
Promissory note – related party	263,309	88,333
Total current liabilities	342,611	178,286

Commitments and Contingencies (Note 6)

Stockholder's Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding(1)	431	431
Additional paid-in capital	24,569	24,569
Accumulated deficit	(10,065)	(4,713)
Total stockholder's equity	14,935	20,287

Total Liabilities and Stockholder's Equity	$357,546	$198,573

(1)	Includes up to 562,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CENAQ ENERGY CORP.

CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2021	For the six months ended June 30, 2021	For the period from June 24, 2020 (inception) through June 30, 2020
	(unaudited)	(unaudited)	(unaudited)
Formation and operating costs	$3,285	$5,352	$1,092
Net loss	$(3,285)	$(5,352)	$(1,092)
Basic and diluted weighted average Class B common stock outstanding(1)	3,750,000	3,750,000	3,750,000
Basic and diluted net loss per common stock	$(0)	$(0)	$(0)

(1)	Excludes an aggregate of up to 562,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CENAQ ENERGY CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	4,312,500	$431	$24,569	$(4,713)	$20,287
Net loss	-	-	-	(2,067)	(2,067)
Balance as of March 31, 2021 (unaudited)	4,312,500	$431	$24,569	$(6,780)	$18,220
Net loss	-	-	-	(3,285)	(3,285)
Balance as of June 30, 2021 (unaudited)	4,312,500	$431	$24,569	$(10,065)	$14,935

(1)	Includes up to 562,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 24, 2020 (inception)	-	$-	$-	$-	$-
Net loss	-	-	-	(1,092)	(1,092)
Balance as of June 30, 2020 (unaudited)	-	$-	$-	$(1,092)	$(1,092)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CENAQ ENERGY CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2021	For the period from June 24, 2020 (inception) through June 30, 2020
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(5,352)	$(1,092)
Changes in operating assets and liabilities:
Due to related party	43	1,092
Prepaid expenses	(26,800)	-
Accrued offering costs and expenses	-	-
Net cash used in operating activities	(32,109)	-

Cash flows from financing activities:
Proceeds from sale of Class B common stock to Sponsor	-	-
Proceeds from issuance of promissory note to related party	225,571	-
Repayment of promissory note to related party	(68,613)	-
Payment of deferred offering costs	(99,800)	-
Net cash provided by financing activities	57,158	-

Net change in cash	25,049	-

Cash, beginning of the period	11,120	-
Cash, end of the period	$36,169	$-

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor under the promissory note	$2,604	$-
Accrued deferred offering costs	$24,720	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CENAQ ENERGY CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

CENAQ Energy Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on June 24, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to the Business Combination. The Company intends to focus its search for a target business in the energy industry in North America.

As of June 30, 2021, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from June 24, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is CENAQ Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on August 12, 2021 (the “Effective Date”). On August 17, 2021, Company consummated its IPO of 15,000,000 units (the “Units”). Each Unit consists of one Class A common stock of the Company, par value $0.0001 per share (the “Class A common stock”), and three-quarters of one redeemable warrant of the Company (“Warrant”), each whole Warrant entitling the holder thereof to purchase one Class A common stock for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $150,000,000, which is discussed in Note 3.

Certain qualified institutional buyers or institutional accredited investors which are not affiliated with any member of the Company’s management (the “Anchor Investors”) have purchased up to 1,485,000 Units in the IPO at the offering price of $10.00 per Unit, generating gross proceeds to the Company of $14,850,000.

In connection with the closing of the IPO, the Sponsor sold membership interest reflecting an allocation of 75,000 founder shares, or an aggregate of 825,000 founder shares, to each anchor investor at their original purchase price of approximately $0.0058 per share.

The Company measured the aggregate fair value of these founder shares attributable to anchor investors to be $570,406, or $7.60 per share. The Company offset the excess of the fair value against the gross proceeds from these anchor investors as a reduction in its additional paid-in capital.

Substantially with the closing of the IPO, the Company completed the private sale of an aggregate of 6,000,000 warrants (the “Private Placement Warrants”) to the Sponsor and the Underwriters at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $6,000,000. The Private Placement Warrants are identical to the Warrants sold in the IPO, except that the Sponsor and the Underwriters agreed not to transfer, assign or sell any of the Private Placement Warrants (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.

The underwriters have a 45-day option from the date of the Company’s IPO (August 17, 2021) to purchase up to an additional 2,250,000 Units to cover over-allotments, if any. On August 19, 2021, the underwriters exercised the overallotment in full, at $10.00 per Unit, generating additional proceeds of $22,500,000. Simultaneously with the closing of the over-allotment, the Company consummated the sale of additional 450,000 Private Placement Warrants to the Sponsor, and additional 225,000 Private Placement Warrants to the Underwriters, at $1.00 per warrant, generating gross proceeds to the Company of $675,000.

Transaction costs of the IPO amounted to $10,017,628 consisting of $3,450,000 of underwriting discount, $6,037,000 of deferred underwriting discount, and $530,128 of other cash offering costs was charged to additional paid in capital. In addition, the Company also issued 165,000 representative shares (see Note 6).

A total of $174,225,000 was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Following the closing of the IPO on August 17, 2021 and over-allotment on August 19, 2021, $174,225,000 (approximately $10.10 per Unit) from the net proceeds of the sale of the Units in the IPO, including a portion of the proceeds from the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and may only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay franchise and income tax obligations as well as expenses relating to the administration of the Trust Account, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (a) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete initial Business Combination within 12 months (or within 18 months if the Company extends the period of time to consummate its initial Business Combination) from August 17, 2021, or (b) relating to any other provisions relating to stockholders’ rights or permitted pre-initial business combination activity, or (iii) the redemption of the Company’s public shares if the Company is unable to complete its Business Combination within 12 months (or within 18 months if the Company extends the period of time to consummate its initial Business Combination) from August 17, 2021, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes as well as expenses relating to the administration of the Trust Account, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.10 per public share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have 12 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”). If the Company anticipates that it may not be able to consummate its initial Business Combination within the Combination Period, it may, but not obligated to, extend the Combination Period two times by an additional three months each time (for a total of up to 18 months to complete a Business Combination); provided that the Sponsor (or its designees) must deposit into the trust account funds equal to one percent (1%) of the gross proceeds of the offering (including such proceeds from the exercise of the underwriters’ over-allotment option, if exercised) for each 3-month extension of the time period to complete the initial Business Combination, in exchange for a non-interest bearing, unsecured promissory note.

If the Company is unable to complete the initial Business Combination within the Combination Period (or up to 18 months following extensions), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest released to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors, as well as the Anchor Investors, have agreed to (i) waive their redemption rights with respect to any Founder Shares held by them in connection with the completion of the initial Business Combination, (ii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares hold by them if the Company fails to complete the initial Business Combination within the Combination Period (or within 18 months following extensions), and (iii) vote any Founder Shares held by them and any public shares purchased during or after the IPO in favor of the initial Business Combination.

The Anchor Investors are not required to vote any of their public shares (as opposed to their Founder Shares) in favor of our initial business combination or for or against any other matter presented for a stockholder vote.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors ) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes as well as expenses relating to the administration of the Trust Account, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such indemnification obligations. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the initial Business Combination and redemptions could be reduced to less than $10.10 per public share. In such event, the Company may not be able to complete the initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of the Company’s officers will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of June 30, 2021, the Company had $36,169 in its operating bank account, and a working capital deficiency of $279,642.

The Company’s liquidity needs up to June 30, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares (see Note 5) and borrowings under the promissory note of $263,309. Upon close of the IPO, there was no amount outstanding on the promissory note.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

As of August 17, 2021, the Company had $1,205,216 in its operating bank account, $36,691 due from the Sponsor, and working capital of approximately $0.8 million.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from December 31, 2020 through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on August 23, 2021 and August 13, 2021, respectively.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statement and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Deferred Offering Costs

Deferred offering costs consist of legal and accounting expenses incurred through the balance sheet date that were directly related to the IPO and that were charged to shareholders’ equity upon the completion of the IPO.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Net Loss Per Common Stock

Net loss per common stock is computed by dividing net loss by the weighted average number of common stocks outstanding during the period, excluding common stocks subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 562,500 common stocks that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At June 30, 2021 and December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial for the period from the three and six months ended June 30, 2021, and for the period from June 24, 2020 (Inception) through June 30, 2020. The Company’s deferred tax assets were deemed to be de minimis as of June 30, 2021 and December 31, 2020.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt —debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company is currently evaluating the impact of the ASU on its financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statement.

Note 3 — Initial Public Offering

On August 17, 2021, Company consummated its IPO of 15,000,000 units (the “Units”). Each Unit consists of one Class A common stock of the Company, par value $0.0001 per share (the “Class A common stock”), and three-quarters of one redeemable warrant of the Company (“Warrant”), each whole Warrant entitling the holder thereof to purchase one Class A common stock for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $150,000,000. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The underwriters have a 45-day option from the date of the Company’s IPO (August 17, 2021) to purchase up to an additional 2,250,000 Units to cover over-allotments. On August 19, 2021, the over-allotments were exercised in full, at $10.00 per Unit, generating additional proceeds of $22,500,000.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 4,500,000 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $4,500,000, the Company’s underwriters purchased an aggregate of 1,500,000 warrants at a price of $1.00 per whole warrant (for an aggregate purchase price of $1,500,000) in a private placement.

On August 19, 2021, simultaneously with the closing of the over-allotments, the Sponsor purchased an additional 450,000 Private Placement Warrants, and the underwriters purchased an additional 225,000 Private Placement Warrants, at $1.00 per warrant, generating gross proceeds to the Company of $675,000.

The Private Placement Warrants are identical to the warrants sold as part of the Units in the IPO. The Sponsor and the underwriters have agreed, subject to certain limited exceptions, that the Private Placement Warrants will not be transferred, assigned or sold until 30 days after the completion of the Company’s initial Business Combination and that they will be entitled to certain registration rights.

Note 5 — Related Party Transactions

Founder Shares

On December 31, 2020, the Sponsor paid $25,000, or approximately $0.006 per share, to cover certain offering costs in consideration for 4,312,500 Class B common stocks, par value $0.0001 (the “Founder Shares”). Up to 562,500 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On August 19, 2021, the underwriters exercised the over-allotment option in full. As a result, these 562,500 founder shares are no longer subject to forfeiture.

The initial stockholders and the Anchor Investors have agreed not to transfer, assign or sell any of their Founder Shares and any Class A common stock issuable upon conversion thereof until the earlier to occur of: (A) six months after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 75 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock-up” ). Notwithstanding the foregoing, if (1) the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 75 days after the initial Business Combination, or (2) the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property, the Founder Shares will be released from the Lock-up.

Additionally, upon consummation of the IPO, the Sponsor sold 75,000 Founder Shares to each of the 11 Anchor Investors that purchased at least 9.9% of the units sold in the IPO, at their original purchase price of approximately $0.0058 per share. The aggregate fair value of these founder shares attributable to anchor investors is $570,406, or $7.60 per share. The Company offset the excess of the fair value against the gross proceeds from these anchor investors as a reduction in its additional paid-in capital.

Due to related Party

As of June 30, 2021, the Company had $43 due to a related party which was other miscellaneous service cost paid by Michael J. Mayell. As of December 31, 2020, the Company had $0 due to a related party.

Promissory Note — Related Party

On December 31, 2020, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of September 30, 2021 or the closing of the IPO. As of June 30, 2021 and December 31, 2020, the Company borrowed $263,309 and $88,333 under the promissory note and the loan was fully repaid upon the closing of the IPO out of the offering proceeds.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, on the earlier of (A) six months after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 75 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property and (ii) in the case of the Private Placement Warrants and the respective Class A common stock underlying such warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option from the date of this IPO to purchase up to an additional 2,250,000 units to cover over-allotments, if any. On August 19, 2021, the over-allotments were exercised in full.

Simultaneously with the closing of the IPO and the over-allotment, the underwriters were paid an underwriting discount of two percent (2%) of the gross proceeds of the IPO and the over-allotment, or $3,450,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO and the over-allotment upon the completion of the Company’s initial Business Combination.

Representative Shares

Simultaneously with the closing of the IPO, the Company issued to Imperial Capital LLC and/or its designees, 165,000 shares of Class A Common Stock (the “Representative Shares”). The aggregate fair value of the Representative share was $1,254,000, or $7.60 per share and recorded as offering costs.

Imperial Capital LLC has agreed not to transfer, assign or sell any such shares of common stock until the completion of an initial business combination. In addition, Imperial Capital LLC has agreed (i) to waive its redemption rights with respect to such shares of common stock in connection with the completion of our initial business combination; and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares of common stock if the Company fails to complete an initial business combination within 12 months (or within 18 months if the Company extends the period of time to consummate its initial Business Combination) from the closing of the IPO.

The representative shares may be deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the registration statement of which the IPO forms a part pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities may not be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the commencement of sales of the IPO except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners, registered persons or affiliates or as otherwise permitted under Rule 5110(e)(2).

Note 7 — Stockholder’s Equity

Preferred stock — The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020 there were no preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were no Class A common stock issued or outstanding.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At June 30, 2021 and December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding. Of the 4,312,500 shares of Class B common stock, an aggregate of up to 562,500 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stocks after the IPO. On August 19, 2021, the over-allotments were exercised in full, hence the 562,500 Founder Shares were no longer subject to forfeiture.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as required by law. Unless specified in the Company’s amended and restated certificate of incorporation or bylaws, or as required by applicable provisions of the DGCL or applicable stock exchange rules, the affirmative vote of a majority of the Company’s shares of common stock that are voted is required to approve any such matter voted on by its stockholders.

The Class B common stocks will automatically convert into Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in excess of the amounts offered in this IPO and related to the closing of the Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination). Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

Warrants — There are 19,612,000 warrants currently outstanding, including 12,937,500 public warrants and 6,675,000 Private Placement Warrants. Each warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of our initial business combination. However, no warrants will be exercisable for cash unless we have an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Class A common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the public warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of Class A common stock for the 5 trading days ending on the trading day prior to the date of exercise. The warrants will expire on the fifth anniversary of our completion of an initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Private Placement Warrants, as well as any warrants underlying additional units we issue to our sponsor, officers, directors, initial stockholders or their affiliates in payment of working capital loans made to us, will be identical to the warrants underlying the units being offered by this prospectus.

We may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant,

●	at any time after the warrants become exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder,

●	if, and only if, the reported last sale price of the shares of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The Private Placement Warrants, as well as any warrants the Company issues to the Sponsor, officers, directors, initial stockholders or their affiliates in payment of Working Capital Loans made to the Company, will be identical to the public warrants underlying the Units being offered in the Initial Public Offering.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Apart from the Initial Public Offering noted in the footnotes above , the Company did not identify any subsequent events that would have required adjustment or disclosure in these unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to CENAQ Energy Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a newly organized blank check company incorporated as a Delaware corporation on June 24, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Our sponsor is CENAQ Sponsor, LLC, a Delaware limited liability company. The registration statement for the initial public offering was declared effective on August 12, 2021. On August 17, 2021, we consummated our initial public offering of 15,000,000 units, at $10.00 per unit, generating gross proceeds of $150 million, and incurring offering costs of approximately $8.78 million, inclusive of $3.00 million of underwriting discount, $5.25 million in deferred underwriting commissions and $0.53 million of other cash offering costs. The underwriter was granted a 45-day option from the date of the final prospectus relating to the initial public offering to purchase up to 2,250,000 additional units to cover over-allotments, if any, at $10.00 per unit. On August 19, 2021, the underwriters exercised the overallotment in full, generating additional gross proceeds of $22,500,000 which incurred $450,000 of underwriting discount and $787,500 of deferred underwriting discount.

Simultaneously with the closing of the initial public offering, we consummated the private placement (“Private Placement”) of 6,000,000 warrants, at a price of $1.00 per warrant, generating gross proceeds to us of $6 million. On August 19, 2021, the underwriters exercised the overallotment in full and consummated the private placement of additional 675,000 warrants, at a price of $1,00 per warrant, generating gross proceeds to us of $675,000.

Upon the closing of the initial public offering and the Private Placement, $174,225,000 ($10.10 per share) of the net proceeds of the sale of the Units in the initial public offering and the Private Placement were placed in the Trust Account.

If we are unable to complete an initial Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its franchise and income taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We have not selected any specific Business Combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to the Business Combination. We intend to focus our search for a target business in the energy industry in North America.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our initial public offering. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2021, we had a net loss of $3,285, which primarily consisted of Bank Charges of $1,236 and Other Miscellaneous Service Cost of $2,049.

For the six months ended June 30, 2021, we had a net loss of $5,352, which primarily consisted of Bank Charges of $2,493 and Other Miscellaneous Service Cost of $2,049.

Liquidity and Capital Resources

As of June 30, 2021, we had $36,169 in our operating bank account, and a working capital deficiency of $279,642.

Our liquidity needs up to June 30, 2021 had been satisfied through a payment from the sponsor of $25,000 for the Founder Shares and borrowings under the promissory note of $263,309. Upon close of the initial public offering, there was no amount outstanding on the promissory note.

In order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

As of August 17, 2021, we had $1,205,216 in our operating bank account, $36,691 due from the Sponsor, and working capital of approximately $0.8 million.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Critical Accounting Policies

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Deferred Offering Costs

Deferred offering costs consisted of legal and accounting expenses incurred through the balance sheet date that were directly related to the initial public offering and that were charged to shareholders’ equity upon the completion of the initial public offering on August 17, 2021.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt —debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We are currently evaluating the impact of the ASU on its financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statement.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the initial public offering, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, on the earlier of (A) six months after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 75 days after the initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property and (ii) in the case of the Private Placement Warrants and the respective Class A common stock underlying such warrants, 30 days after the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

We granted the underwriters a 45-day option from the date of this initial public offering to purchase up to an additional 2,250,000 units to cover over-allotments, if any. On August 19, 2021, the over-allotments were exercised in full.

Simultaneously with the closing of the initial public offering and the over-allotment, the underwriters were paid an underwriting discount of 2% of the gross proceeds of the initial public offering and the over-allotment, or $3,450,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the initial public offering and the over-allotment upon the completion of our initial Business Combination.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected to irrevocably opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time public companies adopt the new or revised standard. This may make comparison of our financial statements with another emerging growth company that has not opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 17, 2021, we consummated our initial public offering of 15,000,000 Units. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and three-quarters of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one whole share of Class A Common Stock at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds of $150,000,000.

The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253695). The SEC declared the registration statement effective on August 12, 2021.

On August 17, 2021, simultaneously with the consummation of the IPO, we completed the private sale(of 6,000,000 warrants at a purchase price of $1.00 per Private Placement Warrant, to our sponsor, CENAQ Sponsor, LLC, and the Underwriters, generating gross proceeds to the Company of $6,000,000.

A total of $ 151,500,000 of the proceeds from the IPO and the Private Placement were placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On August 19, 2021, we consummated the sale of additional 2,250,000 Units that were subject to the underwriters’ over-allotment option at $10.00 per Unit, generating gross proceeds of $22,500,000. Simultaneously with the closing of the sale of additional units, we consummated the sale of an additional 675,000 private Warrants, generating total proceeds of $675,000. Following the closing of the over-allotment option and sale of additional private Warrants, an aggregate amount of $174,225,000 has been placed in the trust account established in connection with the IPO.

The net proceeds of the Initial Public Offering (including the Over-Allotment) and certain proceeds from the sale of the Private Placement Warrants may be invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

The proceeds are after deducting $3,450,000 in underwriting discounts and commissions and an aggregate amount of $1,500,000 to pay fees and expenses in connection with the closing of the IPO and for working capital following the closing of the IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENAQ Energy Corp.

Date: : September 29, 2021	By:	/s/ J. Russell Porter
	Name:	J. Russell Porter
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: : September 29, 2021	By:	/s/ Michael J. Mayell
	Name:	Michael J. Mayell
	Title:	Chief Financial Officer, Treasurer and Director
(Principal Financial and Accounting Officer)