Form 10-Q
period 2021-09-30
CENAQ Energy Corp.
filed 2021-11-24
CIK 1841425

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 24, 2021, there were 17,439,750 shares of Class A common stock, $0.0001 par value, and 4,312,500 shares of Class B common stock shares of Class B common stock, $0.0001 par value, issued and outstanding

CENAQ ENERGY CORP.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents

		PAGE
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 (unaudited) and for the three months ended September 30, 2020 and for the period from June 24, 2020 (inception) through September 30, 2020 (unaudited)	2

	Unaudited Condensed Statements of Changes in Stockholder’s Equity (Deficit) for the three and nine months ended September 30, 2021 and for the three months ended September 30, 2020 and for the period from June 24, 2020 (inception) through September 30, 2020 (unaudited)	3

	Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2021 and for the period from June 24, 2020 (inception) through September 30, 2020 (unaudited)	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENAQ ENERGY CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets:
Current assets:
Cash	$539,610	$11,120
Due from related party	45,312	-
Prepaid expenses	221,601	-
Total current assets	806,523	11,120
Deferred offering costs	-	187,453
Long-term prepaid expenses	113,003	-
Marketable securities held in trust account	174,225,999	-
Total Assets	$175,145,525	$198,573

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accrued offering costs and expenses	$49,323	$89,953
Promissory note - related party	-	88,333
Total current liabilities	49,323	178,286
Deferred underwriters’ discount	6,037,500	-
Total Liabilities	6,086,823	178,286

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption,17,250,000 and 0 shares at redemption value at September 30, 2021 and December 31, 2020, respectively	174,225,000	-

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 189,750 and 0 issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	19	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	431	431
Additional paid-in capital	-	24,569
Accumulated deficit	(5,166,748)	(4,713)
Total Stockholders’ (Deficit) Equity	(5,166,298)	20,287

Total Liabilities and Stockholders’ (Deficit) Equity	$175,145,525	$198,573

The accompanying notes are an integral part of these unaudited condensed financial statements.

CENAQ ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,	For the period from June 24, 2020 (inception) through September 30,
	2021	2020	2021	2020

Formation and operating costs	$68,294	$1,989	$73,646	$3,081
Loss from operations	(68,294)	(1,989)	(73,646)	(3,081)

Other income:
Interest earned on marketable securities held in Trust Account	999	-	999	-
Total other income	999	-	999	-

Net loss	$(67,295)	$(1,989)	$(72,647)	$(3,081)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	8,201,087	-	2,773,897	-
Basic and diluted net loss per common stock subject to redemption	$(0.01)	$-	$(0.01)	$-
Basic and diluted weighted average shares outstanding, non-redeemable common stock	4,097,005	3,750,000	3,867,369	3,750,000
Basic and diluted net loss per non-redeemable common stock	$(0.01)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CENAQ ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	-	$-	4,312,500	$431	$24,569	$(4,713)	$20,287
Net loss	-	-	-	-	-	(2,067)	(2,067)
Balance as of March 31, 2021 (unaudited)	-	$-	4,312,500	$431	$24,569	$(6,780)	$18,220
Net loss	-	-	-	-	-	(3,285)	(3,285)
Balance as of June 30, 2021 (unaudited)	-	$-	4,312,500	$431	$24,569	$(10,065)	$14,935

Issuance of 189,750 representative shares to underwriters	189,750	19	-	-	1,442,081	-	1,442,100
Excess of fair value of Anchor Shares	-	-	-	-	6,265,215	-	6,265,215
Fair value of 12,937,500 Public Warrants net of allocated offering costs	-	-	-	-	11,627,801	-	11,627,801
Proceeds of 6,625,000 Private Placement Warrants net of allocated offering costs	-	-	-	-	6,366,396	-	6,366,396
Subsequent remeasurement under ASC 480-10-S99			-	-	(25,726,062)	(5,089,388)	(30,815,450)
Net loss	-	-	-	-	-	(67,295)	(67,295)
Balance as of September 30, 2021 (unaudited)	189,750	$19	4,312,500	$431	$-	$(5,166,748)	$(5,166,298)

CENAQ ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIODS FROM JUNE 24, 2020 (INCEPTION) THORUGH SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 24, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	(1,092)	(1,092)
Balance as of June 30, 2020 (unaudited)	-	$-	-	$-	$-	$(1,092)	$(1,092)
Net loss	-	-	-	-	-	(1,989)	(1,989)
Balance as of September 30, 2020 (unaudited)	-	$-	-	$-	$-	$(3,081)	$(3,081)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CENAQ ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the period
		from
	For the nine	June 24, 2020
	months ended	(inception) through
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(72,647)	$(3,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(999)	-
Payment made on behalf of the SPAC by related party	4,688	3,081
Changes in operating assets and liabilities:
Prepaid expenses	(334,604)	-
Accrued expenses	(40,630)	-
Net cash used in operating activities	(444,192)	-

Cash flows from investing activities:
Principal deposited in Trust Account	(174,225,000)	-
Net cash used in investing activities	(174,225,000)	-

Cash flows from financing activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	169,050,000	-
Proceeds from representative shares	-	-
Proceeds from private placement	6,675,000	-
Proceeds from issuance of promissory note to related party	225,000	-
Repayment of promissory note to related party	(379,317)	-
Payment of deferred offering costs	(373,001)	-
Net cash provided by financing activities	175,197,682	-

Net change in cash	528,490	-
Cash, beginning of the period	11,120	-
Cash, end of the period	$539,610	$-

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$6,037,500	$-
Due from related party	$50,000	$-
Accretion of carrying value of Class A stock to redemption value	$30,815,451	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CENAQ ENERGY CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

CENAQ Energy Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on June 24, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not reached an agreement with any specific Business Combination target. The Company is focusing its search for a target business in the energy industry in North America.

As of September 30, 2021, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from June 24, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is CENAQ Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on August 12, 2021 (the “Effective Date”). On August 17, 2021, Company consummated its IPO of 15,000,000 units (the “Units”). Each Unit consists of one Class A common stock of the Company, par value $0.0001 per share (the “Class A common stock”), and three-quarters of one redeemable warrant of the Company (“Warrant”), each whole Warrant entitling the holder thereof to purchase one Class A common stock for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $150,000,000, which is discussed in Note 4.

Certain qualified institutional buyers or institutional accredited investors which are not affiliated with any member of the Company’s management (the “Anchor Investors”) have purchased up to 1,485,000 Units in the IPO at the offering price of $10.00 per Unit, generating gross proceeds to the Company of $14,850,000 included in the gross proceeds from units offered to public of $150,000,000.

In connection with the closing of the IPO, the Sponsor sold membership interest reflecting an allocation of 75,000 founder shares, or an aggregate of 825,000 founder shares, to each anchor investor at their original purchase price of approximately $0.0058 per share.

The Company estimated the aggregate fair value of these founder shares attributable to anchor investors to be $6,270,000, or $7.60 per share.  The Company allocated $6,265,215, the excess of the fair value over the gross proceeds from these anchor investors, among Class A common stock, Public Warrants and Private Placement Warrants (defined below).

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

The underwriters have a 45-day option from the date of the Company’s IPO (August 17,2021) to purchase up to an additional 2,250,000 Units to cover over-allotments, if any. On August 19, 2021, the underwriters exercised the overallotment in full, at $10.00 per Unit, generating additional gross proceeds of $22,500,000. Simultaneously with the closing of the over-allotment, the Company consummated the sale of additional 450,000 Private Placement Warrants to the Sponsor, and additional 225,000 Private Placement Warrants to the Underwriters, at $1.00 per warrant, generating gross proceeds to the Company of $675,000.

Transaction costs of the IPO and the over-allotment amounted to $17,771,253 consisting of $3,450,000 of underwriting discount, $6,037,500 of deferred underwriting discount, an excess of fair value of the founder shares acquired by the Anchor Investors of $6,265,215, fair value of the 189,750 representative shares of $1,442,100 and $576,438 of other cash offering costs were charged to additional paid in capital.

Following the closing of the IPO on August 17, 2021 and over-allotment on August 19, 2021, $174,225,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO, and a portion of the proceeds from the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and may only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay franchise and income tax obligations as well as expenses relating to the administration of the Trust Account, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (a) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete initial Business Combination within 12 months (or within 18 months if the Company extends the period of time to consummate its initial Business Combination) from August 17, 2021, or (b) relating to any other provisions relating to stockholders’ rights or permitted pre-initial business combination activity, or (iii) the redemption of the Company’s public shares if the Company is unable to complete its Business Combination within 12 months (or within 18 months if the Company extends the period of time to consummate its initial Business Combination) from August 17, 2021, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders, according to the investment management trust agreement.

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes as well as expenses relating to the administration of the Trust Account, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was $10.10 per public share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

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

The Company will have until August 17, 2022, 12 months from the closing of the IPO, to complete the initial Business Combination (the “Combination Period”). If the Company anticipates that it may not be able to consummate its initial Business Combination within the Combination Period, it may, but not obligated to, extend the Combination Period two times by an additional three months each time (for a total of up to 18 months to complete a Business Combination); provided that the Sponsor (or its designees) must deposit into the trust account funds equal to one percent (1%) of the gross proceeds of the offering (including such proceeds from the exercise of the underwriters’ over-allotment option, if exercised) for each 3-month extension of the time period to complete the initial Business Combination, in exchange for a non-interest bearing, unsecured promissory note.

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors ) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes as well as expenses relating to the administration of the Trust Account, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had $539,610 in its operating bank account, and a working capital of $757,200.

The Company’s liquidity needs up to September 30, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares (see Note 6) and no borrowings under the promissory note. Upon close of the IPO, there was no amount outstanding on the promissory note.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors committed to provide the Company with Working Capital Loans up to $1,500,000, as defined later (see Note 6). To date, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Restatement of Prior Period Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statement. The Company previously determined Class A common stock subject to possible redemption (“Public Shares”) to be equal to the redemption value of $10.10 per common stock while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Public Shares and determined that the Public Shares issued during the IPO and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that all the Public Shares should be classified as temporary equity in its entirety.  As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Public Shares with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

Impact of the Restatement

The impact of the restatement on the Company’s financial statement is reflected in the following table.

Balance Sheet as of August 17, 2021	As Reported	Adjustment	As Restated
Class A common stock subject to redemption	142,231,068	9,268,932	151,500,000
Class A common stock	109	(92)	17
Additional Paid-in Capital	5,013,264	(5,013,264)	-
Accumulated Deficit	(13,798)	(4,301,886)	(4,315,684)
Total Stockholders' Equity	$5,000,006	$(9,315,242)	$(4,315,236)

Number of shares subject to redemption	14,082,284	917,716	15,000,000

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from December 31, 2020 through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC August 13, 2021.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates which would include the various equity securities issued.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities held in Trust Account

As of September 30, 2021, the Company had $174.2 million in Marketable Securities held in the Trust Account which was invested in BLF Treasury Trust Fund. Upon closing of the IPO, $10.10 per Unit sold in the IPO, including the proceeds of the sale of the Private Placement Warrants, were held in a trust account (“Trust Account”) and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At September 30, 2021, the Company has not experienced losses on this account.

Offering Costs associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Class A common stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. At September 30, 2021 and December 31, 2020, 17,250,000 and 0 Class A common stock, respectively, subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

All of the 17,250,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation.

The Class A common stock sold as part of the Units in the IPO is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the subsequent remeasurement under ASC 480-10-S99 from initial carrying amount to redemption value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As the holder of representative shares and Class B common stock have agreed to waive their redemption rights per the letter agreement and the underwriting agreement, so the representative shares and Class B common stock are non-redeemable.

As of September 30, 2021, the common stock subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$174,225,000
Less:
Net proceeds from Public warrants	(16,152,951)
Class A ordinary shares issuance cost	(12,937,500)
Cash held in trust account over $10.00 per unit ($10.10 per unit - $10.00 per unit)	(1,725,000)
Plus:
Accretion of carrying value of Class A stock to redemption value	30,815,451
Common stock subject to possible redemption	$174,225,000

Net Loss Per Common Stock

The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are allocated on pro rata basis between redeemable and non-redeemable common stock. The 19,612,500 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share between redeemable and non-redeemable.

	For the three months ended September 30, 2021		For the nine months ended September 30, 2021
	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(44,876)	$(22,419)	$(30,343)	$(42,304)

Denominator:
Weighted Average Shares Outstanding including common stock subject to redemption	8,201,087	4,097,005	2,773,897	3,867,369
Basic and diluted net loss per share	(0.01)	(0.01)	(0.01)	(0.01)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). This guidance clarifies certain aspects of the current guidance to promote consistency among reporting of an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for all entities, including adoption in an interim period. The Company is currently evaluating the impact of the ASU on its financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statement.

Note 4 — Initial Public Offering

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

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

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

Additionally, upon consummation of the IPO, the Sponsor sold 75,000 Founder Shares to each of the 11 Anchor Investors that purchased at least 9.9% of the units sold in the IPO, at their original purchase price of approximately $0.0058 per share. The aggregate fair value of these founder shares attributable to anchor investors is $6,270,000, or $7.60 per share. The Company allocated $6,265,215, the excess of the fair value over the gross proceeds from these Anchor Investors, among Class A common stock, Public Warrants and Private Placement Warrants.

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

Due from related Party

As of September 30, 2021, the Company had $45,312 due from a related party which consists of $50,000 incurred from purchase of over-allotment private warrants, offset by $4,688 of other miscellaneous costs paid by Michael J. Mayell and the Sponsor. As of December 31, 2020, the Company had $0 due to a related party. The Sponsor paid off the balance in full on October 1, 2021.

Promissory Note — Related Party

On December 31, 2020, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of September 30, 2021 or the closing of the IPO. As of December 31, 2020, the Company borrowed $88,333 under the promissory note and the loan was fully repaid upon the closing of the IPO out of the offering proceeds.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, on November 11, 2021 the Sponsor signed a commitment letter to provide loans of up to an aggregate of $1,500,000 to the Company (“Working Capital Loans”). These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Note 7 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, the Class A representative shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed on the IPO closing date of the IPO, requiring the Company to use its best efforts to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, on the earlier of (A) six months after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 75 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property and (ii) in the case of the Private Placement Warrants and the respective Class A common stock underlying such warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Representative Shares

Simultaneously with the closing of the IPO, the Company issued to Imperial Capital LLC and/or its designees, 165,000 shares of Class A Common Stock (the “Representative Shares”). On August 19, 2021, the over-allotments were exercised in full, the Company issued additional 24,750 Representative Shares to Imperial Capital LLC and/or its designees. The aggregate fair value of the Representative shares was $1,442,100, or $7.60 per share and recorded as offering costs, which was treated as transaction cost of offering.

Imperial Capital LLC has agreed not to transfer, assign or sell any such shares of common stock until the completion of an initial business combination. In addition, Imperial Capital LLC has agreed (i) to waive its redemption rights with respect to such shares of common stock in connection with the completion of our initial business combination; and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares of common stock if the Company fails to complete an initial business combination within the Combination Period (or up to 18 months following extensions).

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

Note 8 — Stockholder’s Equity

Preferred stock — The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020 there were no preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2021, there were 189,750 Class A common stocks issued or outstanding excluding 17,250,000 Class A stock subject to redemption. At December 31, 2020, there were no Class A common stock issued or outstanding.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At September 30, 2021 and December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding. Of the 4,312,500 shares of Class B common stock, an aggregate of up to 562,500 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stocks after the IPO. On August 19, 2021, the over-allotments were exercised in full, hence the 562,500 Founder Shares were no longer subject to forfeiture.

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

Warrants — There are 19,612,500 warrants currently outstanding, including 12,937,500 public warrants and 6,675,000 Private Placement Warrants. Each warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of our initial business combination. However, no warrants will be exercisable for cash unless we have an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Class A common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the public warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of Class A common stock for the 5 trading days ending on the trading day prior to the date of exercise. The warrants will expire on the fifth anniversary of our completion of an initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Private Placement Warrants, as well as any warrants underlying additional units we issue to our sponsor, officers, directors, initial stockholders or their affiliates in payment of working capital loans made to us, will be identical to the warrants underlying the units being offered by this prospectus.

We may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

●	at any time after the warrants become exercisable;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

●	if, and only if, the reported last sale price of the shares of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Apart from the Initial Public Offering noted in the footnotes above, the Company did not identify any subsequent events that would have required adjustment in these unaudited condensed financial statements. On October 1, 2021, the Sponsor paid in full the Due from Related Party balance as of September 30, 2021. On November 11, 2021, the Sponsor signed a commitment letter to provide loans of up to an aggregate of $1,500,000 to the Company.

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

Our sponsor is CENAQ Sponsor, LLC, a Delaware limited liability company. The registration statement for the initial public offering was declared effective on August 12, 2021. On August 17, 2021, we consummated our initial public offering of 15,000,000 units, at $10.00 per unit, generating gross proceeds of $150,000,000. The underwriter was granted a 45-day option from the date of the final prospectus relating to the initial public offering to purchase up to 2,250,000 additional units to cover over-allotments, if any, at $10.00 per unit. On August 19, 2021, the underwriters exercised the overallotment in full, generating additional gross proceeds of $22,500,000. Transaction costs of our initial public offering and the over-allotment amounted to $17,771,253 consisting of $3,450,000 of underwriting discount, $6,037,500 of deferred underwriting discount, an excess of fair value of the founder shares acquired by the Anchor Investors of $6,265,215, fair value of the 189,750 representative shares of $1,442,100 and $576,438 of other cash offering costs were charged to additional paid in capital.

Simultaneously with the closing of the initial public offering, we consummated the private placement (“Private Placement”) of 6,000,000 warrants, at a price of $1.00 per warrant, generating gross proceeds to us of $6 million. On August 19, 2021, the underwriters exercised the overallotment in full and consummated the private placement of additional 675,000 warrants, at a price of $1.00 per warrant, generating gross proceeds to us of $675,000.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our initial public offering. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2021, we had a net loss of $67,295, which consists of formation and operating costs of $68,294 and interest income of $999.

For the nine months ended September 30, 2021, we had a net loss of $72,647, which consists of formation and operating costs of $73,646 and interest income of $999.

Liquidity and Capital Resources

As of September 30, 2021, we had $539,610 in our operating bank account, and working capital of $757,200.

Our liquidity needs up to September 30, 2021 had been satisfied through a payment from the sponsor of $25,000 for the Founder Shares and no borrowings under the promissory note. Upon close of the initial public offering, there was no amount outstanding on the promissory note.

In addition, in order to finance transaction costs in connection with an intended business combination, at November 11, 2021 our sponsor signed a commitment letter to provide loans of up to an aggregate of $1,500,000 to us. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Restatement of Prior Period Financial Statements

In connection with the preparation of the financial statements as of September 30, 2021, management identified errors made on the historical balance sheet where, we improperly classified some of its Class A common stock subject to possible redemption. In accordance with ASC 480-10-S99, redemption provisions not solely within our control would require common stock subject to redemption to be classified outside of permanent equity. We had previously classified 1,082,716 shares in permanent equity. Although we did not specify a maximum redemption threshold, the charter provides that currently, we will not redeem the public shares in an amount that would cause the net tangible assets to be less than $5,000,001. We restated the financial statements to classify all Class A Common Stock excluding representative shares as temporary equity and for any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be presented outside of permanent equity.

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

Offering Costs associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. We comply with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs are allocated to the separable financial instruments, if any, issued in the IPO based on a relative fair value basis compared to total proceeds received.

Class A common stock Subject to Possible Redemption

We account for the Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity.

We recognize changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, we recognized the subsequent remeasurement under ASC 480-10-S99 from initial carrying amount to redemption value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Loss Per Common Stock

We have two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are allocated on pro rata basis between redeemable and non-redeemable common stock. The 19,612,500 potential common shares for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt —debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We are currently evaluating the impact of the ASU on the financial position, results of operations or cash flows.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). This guidance clarifies certain aspects of the current guidance to promote consistency among reporting of an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for all entities, including adoption in an interim period. We are currently evaluating the impact of the ASU on the financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company's accounting for complex financial instruments, specifically common stock subject to redemption. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management identified a material weakness in internal control related to the Company's accounting for complex financial instruments. During the most recent quarter, management identified a material weakness in internal control relating to the classification of common stock subject to redemption, which material weakness continued to exist during the most recent fiscal quarter ended September 30, 2021. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on June 28, 2021, except for the following.

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, and we may face litigation as a result.

In connection with the preparation of our financial statements as of September 30, 2021, we reevaluated the classification of the Class A common stock subject to possible redemption. This revaluation was due to a recent notification from the SEC that SPAC’s must not report possible redemption of stock as permanent equity. After consultation with the chairman of our audit committee, our management concluded that the previously issued audited balance sheet dated as of August 17, 2021 related to the consummation of our initial public offering, which should be restated to report all Class A common stock subject to possible redemption as temporary equity. As part of such process, we identified a material weakness in our internal control over financial reporting related to the lack of ability to account for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud, and material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. However, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

On August 17, 2021, simultaneously with the consummation of the IPO, we completed the private sale of 6,000,000 warrants at a purchase price of $1.00 per Private Placement Warrant, to our sponsor, CENAQ Sponsor, LLC, and the Underwriters, generating gross proceeds to the Company of $6,000,000.

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

CENAQ Energy Corp.

Date: November 24, 2021	By:	/s/ J. Russell Porter
	Name:	J. Russell Porter
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 24, 2021	By:	/s/ Michael J. Mayell
	Name:	Michael J. Mayell
	Title:	Chief Financial Officer, Treasurer and Director
(Principal Financial and Accounting Officer)