Form 10-K
period 2021-12-31
CENAQ Energy Corp.
filed 2022-03-30
CIK 1841425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 001-40743

CENAQ Energy Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-1863331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4550 Post Oak Place Dr., Suite 300, Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 820-6300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and three-quarters of one warrant	CENQU	The NASDAQ Stock Market LLC
Class A common stock, par value $0.0001 per share	CENQ	The NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	CENQW	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2021, which was the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the NASDAQ Stock Market on August 13, 2021, and the registrant’s Class A common stock public shares and public warrants commenced separate public trading on the NASDAQ Stock Market on October 4, 2021.

There were 17,439,750 Class A common stock shares and 4,312,500 Class B common stock shares of the registrant outstanding on March 29, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CENAQ Energy Corp.

FORM 10-K

For the Fiscal Year Ended December 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company.

The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may include, for example, statements about the following, among other factors:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

ii

Unless otherwise stated in this Annual Report, or the context otherwise requires, references to “we,” “us,” “Company” or “our company” are to CENAQ Energy Corp., and references to:

●	“anchor investors” are 11 qualified institutional buyers or institutional accredited investors which are not affiliated with us, our sponsor, our directors or any member of our management and that have each purchased up to 1,485,000 units in the IPO and have each agreed to purchase from our sponsor 75,000 founder shares, or an aggregate of 825,000 founder shares, at their original purchase price of approximately $0.0058 per share, subject to each anchor investor purchasing 100% of the units allocated to it, as further described herein;

●	“Board” refer to our board of directors;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“equity-linked securities” are to any securities of our company which are convertible into or exchangeable or exercisable for, common stock of our company;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement before the IPO, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares before the IPO (if any) (other than the anchor investors);

●	“IPO” are to our initial public offering in August 2021;

●	“management” or our “management team” are to our officers;

●	“private placement warrants” are to the warrants to be issued to our sponsor and underwriters in private placements that closed simultaneously with the closing of the IPO;

●	“public shares” are to shares of our Class A common stock sold as part of the units in the IPO (whether they were purchased in the IPO or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and members of our management team and Board to the extent any of them purchases public shares, provided that each such initial stockholder’s and individual’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our warrants sold as part of the units in the IPO (whether they were purchased in the IPO or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“representative shares” are to the 189,750 shares of Class A Common Stock issued as compensation to the representative and/or its designees;

●	“specified future issuance” are to an issuance of a class of equity or equity-linked securities to specified purchasers that we may determine in connection with financing our initial business combination;

●	“sponsor” are to CENAQ Sponsor, LLC, a Delaware limited liability company, in which certain of our officers and directors is or will be, directly or indirectly, a member;

●	“warrants” are to our warrants, which include the public warrants as well as the private placement warrants (which are identical); and

●	“working capital loans” are to loans that are made to finance transaction costs in connection with an intended business combination.

iii

PART I

ITEM 1. Business.

Introduction

This information included in this Annual Report on Form 10-K should be read in conjunction with the consolidated financial statements and related notes following Item 16 of this Annual Report on Form 10-K.

Please see the definitions above for a list of terms used throughout this Report.

Some of our logos, trademarks or tradenames may be used in this Report. This Report also includes trademarks, tradenames and service marks that are the property of others. Solely for convenience, trademarks, tradenames and service marks referred to in this Report may appear without the®, ™ and SM symbols. References to our trademarks, tradenames and service marks are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners to other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section entitled “Risk Factors” of this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to the Company is also based on our good faith estimates.

Organizational History and Business

We are a newly organized blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have had discussions with potential business combination targets in the energy sector, including energy transition and renewable fuels industries.

Initial Public Offering

The registration statement for our IPO was declared effective on August 12, 2021. On August 17, 2021, we consummated our IPO of 15,000,000 units. Each unit consists of one Class A common stock of the Company, par value $0.0001 per share, and three-quarters of one redeemable warrant of the Company, each whole Warrant entitling the holder thereof to purchase one Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $150,000,000.

Certain qualified institutional buyers or institutional accredited investors which are not affiliated with any member of the Company’s management have purchased up to 1,485,000 units in the IPO at the offering price of $10.00 per unit, generating gross proceeds of $14,850,000 included in the gross proceeds from units offered to public of $150,000,000.

In connection with the closing of the IPO, the Sponsor sold membership interest reflecting an allocation of 75,000 founder shares, or an aggregate of 825,000 founder shares, to each anchor investor at their original purchase price of approximately $0.0058 per share.

Substantially with the closing of the IPO, the Company completed the private sale of an aggregate of 6,000,000 warrants to the Sponsor and the Underwriters at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $6,000,000. The Private Placement Warrants are identical to the Warrants sold in the IPO, except that the Sponsor and the Underwriters agreed not to transfer, assign or sell any of the Private Placement Warrants (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.

The underwriters had a 45-day option from the date of the Company’s IPO to purchase up to an additional 2,250,000 Units to cover over-allotments, if any. On August 19, 2021, the underwriters exercised the over-allotment in full, at $10.00 per Unit, generating additional gross proceeds of $22,500,000. Simultaneously with the closing of the over-allotment, the Company consummated the sale of additional 450,000 Private Placement Warrants to the Sponsor, and additional 225,000 Private Placement Warrants to the Underwriters, at $1.00 per warrant, generating gross proceeds to the Company of $675,000.

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

Our units, public shares and public warrants are each traded on the NASDAQ Stock Market under the symbols “CENQU,” “CENQ” and “CENQW,” respectively.

Business Strategy and Management Team Experience

Our Management Team Experience

Our management team has extensive experience in identifying and executing potential acquisitions across the upstream, downstream and midstream energy sectors. In addition, our team has significant hands-on experience working with oil companies across all sectors and serving as active owners and directors working closely with energy companies to create value in the public markets.

Our acquisition strategy will leverage our management team’s extensive experience and relationships built over more than 170 combined years of forming, financing, and operating public and private oil and gas companies, and the financial and operational expertise of the rest of our team, to identify potential proprietary and public transaction opportunities that we believe could benefit from our knowledge and experience and that offer the potential for an attractive risk-adjusted return profile under our ownership. Our management team has developed a broad network of contacts and corporate relationships over their careers that we believe will serve as a useful source of acquisition opportunities. Our ability to evaluate public/private and brokered/non-brokered deals provides us exposure to a broad set of potential acquisition opportunities in the energy sector that may not broadly available to our potential competitors.

We will seek to capitalize on the extensive experience of each of the members of our management team. The members of our management team, including John B. Connally III, J. Russell Porter and Michael Mayell, each have a history of creating significant value and generating attractive shareholder returns.

Our CEO, J. Russell Porter, has sourced and financed the acquisition of over 150 oil and gas producing properties in multiple basins within North America. While Executive Vice President of Forcenergy Inc., Mr. Porter lead the acquisition team that acquired over 125 separate producing assets in 29 transactions with aggregate net production at the time of acquisition of 18,500 BOPD and 146 MMCFD and proven reserves of 54 million barrels of oil and 273 Bcf of natural gas. When Mr. Porter was CEO of Gastar Exploration, Inc. (“Gastar”), he structured the acquisition of approximately 160,000 acres in the Sooner Trend of Oklahoma from Chesapeake Energy in 2013 for $80 million in a negotiated transaction. Shortly after closing, approximately one half of that acreage position was sold to Newfield Exploration for $80 million. Before that, Mr. Porter identified and captured an onshore coal bed methane opportunity in New South Wales, Australia, brought in an Australian operating partner and arranged an exit from the project realizing an approximate 6:1 return on investment.

Members of our management team and Board are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any members of our management team or our Board will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe the operational and transactional experience and industry relationships of our management team and Board will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team and our Board have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team and our Board sourcing, acquiring and financing businesses, and building relationships with sellers, financing sources and management teams. The members of our management team and our Board also have a proven track record of executing transactions under varying economic and financial market conditions, which we believe will make us an attractive partner to potential target businesses.

Our management team also has extensive experience in energy joint ventures. In 2005 Mr. Porter structured a joint venture between Gastar and Chesapeake Energy in which Chesapeake acquired 33% of Gastar’s Deep Bossier play in East Texas along with a 20% equity ownership stake in Gastar’s common stock. In 2010, Mr. Porter lead Gastar’s formation of a joint venture in the Marcellus and Utica plays with a South Korean E&P company that resulted in the joint development of Gastar’s 40,000-acre lease position. Also, in 2016, he oversaw the formation of a “Drilco” type joint venture between Gastar and a New York based hedge fund for the drilling of development wells in Kingfisher County, Oklahoma within the “STACK” play.

Our Business Strategy

In addition to industry and lending community relationships, we plan to leverage relationships with management teams of public and private companies, family offices, private equity firms, investment bankers, restructuring advisers, attorneys and accountants, which we believe should provide us with numerous business combination opportunities. Members of our management team and Board will communicate with their networks of relationships to articulate the parameters for our search for a target business and a potential business combination and begin the process of pursuing and reviewing said targets.

One possibility we are exploring is identifying and acquiring long-lived assets with relatively stable decline profiles and low fixed costs supported by existing production and cash flow, but that we believe are underperforming their potential due to capital starvation, shifting ownership focus or geographical stranding. We believe that especially in today’s financial and commodity markets, otherwise fundamentally sound companies can underperform their full-potential due to numerous factors, including lack of capital, a temporary period of dislocation in the markets in which they operate, over-leveraged capital structures, excessive cost structures, incomplete management teams and/or business strategies that no longer appeal to capital markets. Our management team has extensive experience in identifying and executing such full-potential acquisitions in the energy industry. We plan to capitalize on the broad range of our team’s skill sets, backgrounds, experiences, and other intellectual capital, to identify and realize unexploited value. Our management team and Board have successfully executed on this business strategy across multiple energy market cycles, identifying value that the broader market has not recognized and acquiring assets at attractive valuations. Furthermore, we believe that the current market allows for capturing assets at attractive valuations while also taking a conservative approach to valuation. When implementing our business strategy, we will be agnostic about commodity type (e.g., oil or gas) and will place significant emphasis on cash-on-cash returns, which we plan to maximize by employing a conservative capital allocation strategy based on full cycle economics. We intend to mitigate risk through commodity price hedging that will be employed for any producing assets to minimize commodity price risk and lock in projected returns. By using a disciplined approach to capital allocation, both at the time of acquisition and the subsequent optimization of the target, we believe that we can generate meaningful returns for our equity holders. Our objective is to form a sustainable business with multiple competitive advantages and the potential to generate meaningful cash flow in excess of its capital. We believe that a new business model for publicly traded energy companies is emerging that will be based on returning capital to shareholders, either through debt reduction, share buy-backs or dividends. Inherent in the ability to return capital to shareholders will be a disciplined approach to management that is highly selective of acquisitions, maintains a low leverage profile and keeps overhead costs low. We would expect to grow the business over time, both organically and through acquisitions, with a focus on achieving attractive risk-adjusted returns for our stockholders, while maintaining conservative balance sheet metrics.

Commodity prices have increased recently due to multiple factors. We believe that these factors will continue to influence commodity prices well into 2022. In addition, both public and private capital available to the E&P sector has become scarce, limiting the pool of potential asset purchasers, as well as limiting existing companies’ operational flexibility. Escalating tensions resulting from the Russian invasion of Ukraine could lead to increased volatility in global oil and gas prices, including due to increases in oil production by Russia to finance its activities in Ukraine or to destabilize global oil and gas prices. We will also evaluate opportunities to extend our management team’s energy expertise into energy asset related activities that utilize “green” or “clean” components of the energy chain, such as hydrogen-based or renewable fuel supplies or carbon sequestration associated with oil and gas production, as well as natural gas derivative plays such as helium extraction. Many of these types of opportunities may involve traditional oil and gas products as a base and utilize additional processing or technologies to enhance the value proposition.

Acquisition Criteria

Consistent with our acquisition strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target assets and/or businesses. We will use these criteria and guidelines in evaluating acquisition opportunities. While we intend to acquire companies or assets that we believe exhibit one or more of the following characteristics, we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to focus on companies or assets that we believe have the following characteristics:

●	Attractive Returns: we will seek to acquire companies or assets with the ability to generate attractive returns based upon conservative reserve or asset valuations.

●	Operational Control: we will seek to acquire companies or assets over which we will have operational control. This will allow our management team to use their operational and financial expertise to create value from existing assets and have control over future capital deployment.

●	Optimization of Operations: we will seek to acquire assets or companies that:

●	present opportunities to reduce costs, increase production or otherwise optimize operations that would result in near-term improved economics and returns to shareholders;

●	have been underinvested in by current owners due to, among other causes, liquidity limitations resulting from the current commodity price environment, the capital intensity of other operations and balance sheet considerations; and/or

●	are at an inflection point requiring additional capital, additional operational expertise or are susceptible to innovative and superior optimization techniques that drive improved financial performance.

●	Ease of Operating: Health, Safety, Security, Environmental and Social (“HSSES”) standards, procedures and performance will be a critical element of future operational activity; historical records and performance will be an essential element in assessing suitability for future efficient and effective performance. We will attempt to avoid operations that result in the potential for harmful greenhouse gas emissions and will seek to use industry “best practices” for minimizing the environmental impact of all operations.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. If we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority or FINRA or an independent accounting firm with respect to the satisfaction of such criteria. Except as required by applicable law, our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

Any party may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing a class of equity or equity-linked securities to specified purchasers that we may determine in connection with financing our initial business combination. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout this Annual Report. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B common stock, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding plus all shares issued in the specified future issuance, unless the holders of a majority of the then outstanding shares of Class B common stock agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B common stock at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock but would reduce the percentage ownership of holders of our Class A common stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock.

Our Acquisition Process

We believe that conducting comprehensive due diligence on prospective investments is particularly important within the energy sector. We will use the diligence, rigor, and expertise of our management, members of our Board and our technical committee to evaluate potential targets’ strengths, weaknesses, and opportunities to identify the relative risk and return profile of any potential target for our initial business combination. Given our management team’s tenure investing in energy companies, we will often be familiar with the prospective target area of operation, upside potential and potential risks.

In evaluating a prospective initial business combination, we expect to conduct a thorough diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of assets and facilities and financial analyses, as well as a review of other information that will be made available to us.

Our ability to evaluate assets and/or businesses is greatly enhanced by the prior experience and expertise of our management team and technical committee. We plan to incorporate a rigorous due diligence process that will lever the diverse experience and talents of management and the Technical Committee.

Certain of our officers and directors are employed by or affiliated with various investment companies or funds. Such funds and individuals are continuously made aware of potential investment opportunities, one or more of which we may desire to pursue for a business combination, but we have not (nor has anyone on our behalf, including members of our Board) contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to a business combination transaction with any prospective target business.

We may, at our option, pursue an opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We do not intend to take advantage of the benefits of this extended transition period and our election to opt out is irrevocable.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our common stock held by non-affiliates did not exceed $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates did not exceed $700 million as of the prior June 30.

Financial Position

With funds in the trust account available for a business combination initially in the amount of $174,225,000 in full ($10.10 per unit), in each case before underwriting commissions, fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to complete our initial business combination using cash from the proceeds of the IPO and the private placement of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other assets, companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (which may include a specified future issuance), and we may complete our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Sources of Target Businesses

We expect to receive a number of proprietary transaction opportunities to originate as a result of the business relationships, direct outreach, and deal sourcing activities of our officers and directors. In addition to the proprietary deal flow, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment banking firms, consultants, accounting firms, private equity groups, large business enterprises, and other market participants. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our reports and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. Some of our officers or directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate. In no event will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation before, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). However, in connection with the successful completion of our initial business combination, we may determine to provide a payment to our sponsor, officers, directors, advisors or our or their affiliates, which payment would not be made from the proceeds of the IPO held in the trust account. We currently do not have any agreement or arrangement with our sponsor, any of our officers, directors, advisors or our or their affiliates to make any such payments.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity before presenting such business combination opportunity to us. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team or of our Board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is presently unknown if any of them will devote their full efforts to our affairs after our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our Board will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, to the extent that we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NASDAQ’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either before or after the completion of our initial business combination. There is no limit on the number of shares our sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of NASDAQ. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. If our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, advisors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors, advisors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors, advisors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days before the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.10 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our business combination. The anchor investors will not be entitled to redemption rights with respect to any founder shares held by them in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on NASDAQ, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC before completing our initial business combination that contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

If we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our sponsor will count toward this quorum and has agreed to vote its founder shares and any public shares purchased during or after the IPO, and the anchor investors have agreed to vote any founder shares held by them, in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreement of our sponsor, and the voting agreements of our initial shareholders and the anchor investors, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. The anchor investors are not required to vote any of their public shares in favor of our initial business combination or for or against any other matter presented for a shareholder vote.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO (the “Excess Shares”). We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the IPO, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated certificate of incorporation will not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent before the date set forth in the tender offer documents, or up to two business days before the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days before the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery before the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides before the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 12 months (or until 18 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in the IPO’s registration statement) from the closing of the IPO.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 12 months from the closing of the IPO to complete our initial business combination. If we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 18 months to complete a business combination); provided that our Sponsor, as defined below (or its designees) must deposit into the trust account funds equal to one percent (1%) of the gross proceeds of the offering (including such proceeds from the exercise of the underwriters’ over-allotment option) for each 3-month extension of the time period to complete our initial business combination (the “Additional Funds”), in exchange for a non-interest bearing, unsecured promissory note. However, if we filed a proxy statement, registration statement or similar filing for an initial business combination within the initial 12-month period, we may extend the period of time to consummate a business combination by three months (or up to 15 months to complete a business combination) without depositing the Additional Funds. If we are unable to complete our business combination within such prescribed time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account (less up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination within the prescribed time period.

Holders of our founder shares will not be entitled to rights to liquidating distributions from the trust account with respect to the founder shares held by them if we fail to complete our initial business combination within 12 months (or up to 18 months, as applicable) from the closing of the IPO. However, if our sponsor, officers, directors, or the anchor investors acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 12-month time period (or up to 18-month time period, as applicable). Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or within 18 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in the IPO’s registration statement) from the closing of the IPO, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above) we would not proceed with the amendment or the related redemption of our public shares.

All costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, have been funded from amounts remaining out of the approximately $600,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes as well as expenses relating to the administration of the trust account on interest income earned on the trust account balance, we may request the trustee to release to us an amount of up to $100,000 of such accrued interest to pay those costs and expenses. As of March 28, 2022, we have not requested the trustee to release any funds.

If we were to expend all of the net proceeds of the IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.10.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.10. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes as well as expenses relating to the administration of the trust account, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. If an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims Our sponsor does not have sufficient funds to satisfy its indemnity obligations and our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

If the proceeds in the trust account are reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes as well as expenses relating to the administration of the trust account, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $600,000 from the proceeds of the IPO with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). If we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. If our offering expenses exceeded our estimate of $900,000, we would fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, since the offering expenses of $576,438 are less than our estimate of $900,000, the amount of funds we intend to be held outside the trust account will increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 12 months (or within 18 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in the IPO’s registration statement) from the closing of the IPO may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 12 months (or within 18 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in the IPO’s registration statement) from the closing of the IPO, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination within 12 months (or within 18 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in the IPO’s registration statement) from the closing of the IPO, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account (less up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes as well as expenses relating to the administration of the trust account and will not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. If an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.10 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our Board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account before addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our business combination within 12 months (or within 18 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in the IPO’s registration statement) from the closing of the IPO, subject to applicable law, (ii) in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 12 months (or within 18 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in the IPO’s registration statement) from the closing of the IPO or (b) relating to any other provisions relating to stockholders’ rights or pre-initial business combination activity, or (iii) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our shared executive offices are located at 4550 Post Oak Place Dr., Suite 300, Houston, Texas 77027, and our telephone number is (713) 820-6300. We consider our current office space adequate for our current operations.

Employees

We currently have two officers. We have no paid employees. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We will register our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business selected by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only if we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

Summary Risk Factors

We are a newly formed company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company. Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. These risks include, among others, the following:

Risks Relating to a Business Combination and Post Business Combination Risks

●	We are a newly formed company with no operating history and no revenues.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

●	If we seek stockholder approval of our initial business combination, our sponsor and the anchor investors have agreed to vote any founder shares held by them in favor of such initial business combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us.

●	We may not be able to complete our initial business combination within the prescribed time frame.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders.

●	We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, and we may face litigation as a result.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account.

●	NASDAQ may delist our securities from trading on its exchange.

●	Shareholders will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek stockholder approval of our initial business combination, you may lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer.

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

●	Our search for a business combination may be materially adversely affected by COVID-19.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination.

●	We may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.10 per share.

●	We may depend on loans from our sponsor or management team to fund our search for a business combination.

●	After the completion of our initial business combination, we may be required to take write-downs or write-offs.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced.

●	Our independent directors may decide not to enforce the indemnification obligations of our sponsor.

●	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

●	We and our board may be exposed to claims of punitive damages.

●	Claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

●	We may be required to institute burdensome compliance requirements and our activities may be restricted.

●	Changes in laws or regulations may adversely affect our business.

●	Our stockholders may be held liable for claims by third parties against us .

●	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.

●	We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act.

●	The grant of registration rights to our initial stockholders and the anchor investors may make it more difficult to complete our initial business combination.

●	We ratified certain action pursuant to Section 204 of the DGCL and filed a Certificate of Validation.

●	Because we are not limited to a particular industry, you will be unable to ascertain the merits or risks of any particular target business’ operations.

●	Because we intend to seek a business combination with a target business in the energy industry in North America, we expect our future operations to be subject to risks associated with this sector.

●	Past performance by our management team and members of our Board may not be indicative of future performance of an investment in us.

●	We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

●	We may enter into our initial business combination with a target that does not meet certain criteria and guidelines.

●	We may seek acquisition opportunities with an early stage company.

●	We are not required to obtain an opinion from an independent investment banking firm.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	We may issue additional shares of common stock or preferred stock to complete our initial business combination and may issue shares of common stock or preferred stock under an employee incentive plan.

●	Resources could be wasted in researching acquisitions that are not completed.

Risks Relating to our Sponsor and Management Team

●	We are dependent upon our officers and directors, and their loss could adversely affect our ability to operate. We are dependent upon the efforts of members of our management team.

●	Members of our management team may negotiate employment or consulting agreements with a target business in connection with a particular business combination.

●	We may have a limited ability to assess the management of a prospective target business.

●	Our officers and directors may allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.

●	Certain of our officers and directors may in become affiliated with entities engaged in business activities similar to those intended to be conducted by us.

●	Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders.

●	We may not have an audit committee consisting entirely of independent directors for up to a year following our initial public offering.

●	A conflict of interest may arise in determining whether a particular business combination target is appropriate.

●	Our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

●	We may issue notes or other debt securities, or otherwise incur substantial debt.

●	We may only be able to complete one business combination with the proceeds of the IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business.

●	We may attempt to simultaneously complete business combinations with multiple prospective targets.

●	We may attempt to complete our initial business combination with a private company about which little information is available.

●	Our management may not be able to maintain control of a target business after our initial business combination.

●	We do not have a specified maximum redemption threshold.

●	Unlike many blank check companies, our balance sheet reflects negative stockholders’ equity.

●	We may seek to amend our amended and restated certificate of incorporation in a manner that will make it easier for us to complete our initial business combination but that our stockholders may not support.

●	The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity may be amended with the approval of holders of 65% of our common stock.

●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business.

●	Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote,.

●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants.

●	We may redeem your unexpired warrants before their exercise at a time that is disadvantageous to you.

●	Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to complete our business combination.

●	The units may be worth less than units of other special purpose acquisition companies, or SPACs.

●	Our warrant agreement may make it more difficult for us to consummate an initial business combination.

Risks Relating to our Securities

●	We may lose the ability to complete an otherwise advantageous initial business combination.

●	There is increasing scrutiny and changing expectations from investors, lenders, customers and other market participants with respect to our Environmental, Social and Governance, or ESG

●	We are an emerging growth company and a smaller reporting company.

●	Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to complete our initial business combination.

●	Our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us.

●	Our amended and restated certificate of incorporation could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

●	Cyber incidents could result in information theft, data corruption, operational disruption and/or loss.

●	An investment may result in uncertain or adverse United States federal income tax consequences.

●	If we complete our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks.

Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider these risks, in addition to the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes and the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this Annual Report could harm our business, financial condition, results of operations, cash flows, and the trading price of our securities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described in the following risk factors and the risks described elsewhere in this Annual Report on Form 10-K.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post Business Combination Risks

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though holders of a majority of our common stock do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our common stock do not approve of the business combination we complete.

If we seek stockholder approval of our initial business combination, our sponsor and the anchor investors have agreed to vote any founder shares held by them in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our sponsor has agreed to vote its founder shares, as well as any public shares purchased during or after the IPO, and the anchor investors have agreed to vote any founder shares held by them, in favor of our initial business combination. Our sponsor owns shares representing 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our sponsor agreed to vote its founder shares in accordance with the majority of the votes cast by our public stockholders.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, and we may face litigation as a result.

In connection with the preparation of our financial statements as of September 30, 2021, we reevaluated the classification of the Class A common stock subject to possible redemption. This revaluation was due to a recent notification from the SEC that SPAC’s must not report possible redemption of stock as permanent equity. After consultation with the chairman of our audit committee, our management concluded that the previously issued audited balance sheet dated as of August 17, 2021 related to the consummation of our initial public offering, which should be restated to report all Class A common stock subject to possible redemption as temporary equity. As part of such process, we identified a material weakness in our internal control over financial reporting related to the lack of ability to account for complex financial instruments. During the quarter ended December 31, 2021, management identified a material weakness in internal control relating to the over-allotment option. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud, and material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. However, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our Board may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many public stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you need immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate, or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 12 months (or within 18 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in the IPO’s registration statement) from the closing of the IPO. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 12 months (or within 18 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in the IPO’s registration statement) from the closing of the IPO. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the coronavirus (“COVID-19”) outbreak continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account (less up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.10 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors in this section.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders or public warrant holders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either before or after the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. There is no limit on the number of shares our sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of NASDAQ. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent before the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days before the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. If a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to limitations, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or within 18 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in the IPO’s registration statement) from the closing of the IPO or (b) relating to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 12 months (or within 18 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in the IPO’s registration statement) from the closing of the IPO, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 12 months (or within 18 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in the IPO’s registration statement) from the closing of the IPO for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval before the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 12 months (or 18 months) from the closing of the IPO before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on NASDAQ in the future or before our initial business combination. In order to continue listing our securities on NASDAQ before our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity and a minimum number of holders of our securities.

Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we did not have net tangible assets in excess of $5,000,001 upon the successful completion of the offering and the sale of the private placement warrants and we filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if the IPO was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares.” However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional run-off insurance with respect to any such claims. The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent COVID-19 outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other related events could have a material adverse effect on our ability to raise adequate financing, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

Furthermore, because we are obligated to pay cash for the shares of Class A common stock that our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors in this section.

If the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 12 months, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 12 months, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of the IPO, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 12 months; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors in this section.

If the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our franchise and income taxes as well as expenses relating to the administration of the trust account and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of the IPO and the sale of the private placement warrants, only approximately $600,000 was available to us initially outside the trust account to fund our working capital requirements. Our offering expenses of $576,438 did not exceed our estimate of $900,000. If the offering expenses had exceeded our estimate, we would fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, since the offering expenses were less than our estimate of $900,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to withdraw interest from the trust account as described elsewhere in this Annual Report and/or borrow funds from our sponsor, management team or other third parties to operate, or we may be forced to liquidate. None of our sponsor, members of our management team, nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.10 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors in this section.

After the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes as well as expenses relating to administration of the trust account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, if an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. Our sponsor does not have sufficient funds to satisfy its indemnity obligations and our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

If the proceeds in the trust account are reduced below the lesser of (i) $10.10 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes as well as expenses relating to administration of the trust account, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our directors and executive officers to the fullest extent permitted by law. However, our directors and executive officers have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if: (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our directors and executive officers may discourage stockholders from bringing a lawsuit against our directors, directors and executive officers for breach of their fiduciary duties. These provisions also may have the effect of reducing the likelihood of derivative litigation against our directors and executive officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our directors and executive officers pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account before addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or within 18 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in the IPO’s registration statement) from the closing of the IPO or (b) relating to any other provisions relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors in this section.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the prescribed time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the IPO in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the prescribed time frame is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on NASDAQ. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors before the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting before the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we will use our reasonable best efforts to file, and within 60 business days following our initial business combination to have declared effective, a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act within the required period, holders will be permitted to exercise their warrants on a cashless basis until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders and the anchor investors may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the IPO, our initial stockholders, the anchor investors, and their permitted transferees can demand that we register their founder shares, after those shares convert to our Class A common stock at the time of our initial business combination. In addition, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders, holders of our private placement warrants, or holders of our working capital loans or their respective permitted transferees are registered.

We ratified certain action pursuant to Section 204 of the DGCL and filed a Certificate of Validation.

As part of our preparation for the IPO, on February 10, 2021, our Board and sole stockholder ratified certain actions pursuant to Section 204 of the DGCL (“Section 204”), which allows a Delaware corporation to ratify a defective corporate act retroactive to the date the corporate act was originally taken. The Section 204 ratification (the “Ratification”) was taken out as a purely technical matter in order to correct certain failures of authorization and thereby remove any uncertainty and confirm the valid issuance of the founder shares effective December 31, 2020. To effect the Ratification, the Board identified and ratified: (1) the issuance of the founder shares on or as of December 31, 2020, because (a) the Amended and Restated Certificate of Incorporation (the “A&R Certificate”) that authorized the founder shares was filed on January 26, 2021, and (b) the unanimous written consent of the Board approving the issuance of the founder shares, which was intended to be effective as of December 31, 2020, was not executed until January 21, 2021; (2) the effectiveness the A&R Certificate as of December 31, 2020, because (a) the A&R Certificate recited that it was approved pursuant to Sections 228 and 242 of the DGCL, but the A&R Certificate should have instead recited that it was approved pursuant to Sections 241 and 245 of the DGCL; and (b) the A&R Certificate was not effective on December 31, 2020, because the Board authorization approving its filing was on January 21, 2021 and the A&R Certificate was filed on January 26, 2021. Consequently, in accordance with Section 204, the Board ratified the filing of the A&R Certificate effective as of December 31, 2020, and the issuance of the founder shares immediately thereafter effective as of December 31, 2020 (the effectiveness of the A&R Certificate and the issuance of the founder shares, as of December 31, 2020, collectively, the “Corporate Acts”). Thereafter, in accordance with Section 204 we gave prompt written notice of the Ratification to all the holders of putative and valid stock as of the date of the Corporate Acts and as of the record date of the consent, which was our sole stockholder, the Sponsor, which was the sole owner of valid and putative stock. Our sole stockholder consented to the Ratification of all the Corporate Acts on February 10, 2021. Accordingly, on February 24, 2021, the Certificate of Validation was filed giving retroactive effect to the Corporate Acts effective as of December 31, 2020, thereby eliminating any question as to the validity of the Corporate Acts as of December 31, 2020.

Under Section 205 of the DGCL any claim that any corporate act described above is void or voidable due to the failure of authorization, or that the Delaware Court of Chancery should declare in its discretion that the ratification thereof in accordance with Section 204 of the DGCL not be effective or be effective only on certain conditions, must be brought within 120 days from the validation effective time (which in this case is February 24, 2021). The Board and the Sponsor have both consented to the ratification and the effectiveness of the Corporate Acts and have treated the issuance of the founder shares as effective as of December 31, 2020. While Section 205 does not expressly state that a plaintiff seeking to challenge a ratification under Section 204 or the corporate acts ratified under Section 204 must have been a record or beneficial holder as of the validation effective time, we interpret the reference in Section 205 to “any record or beneficial holder of valid stock or putative” stock to confer standing only on persons who were record or beneficial holders as of the ratification effective time. But even if this language were deemed to give a right of action to purchasers of stock after the filing of the Certificate of Validation, we believe that no purchaser who acquires a record or beneficial interest in shares of our company after the ratification of the issuance of the founder shares will be able to show any injury sufficient to challenge the ratification under Section 205 of the DGCL. We also believe that no subsequent purchaser would have the standing required under Section 327 of the DGCL to bring a derivative action on behalf of the company challenging the Ratification or the Corporate Acts, because DGCL Section 327 requires a derivative plaintiff to allege that it was a stockholder of the company at the time of the ratification (or thereafter succeeded to shares by operation of law). Last, in these circumstances, we believe that a person challenging the Ratification, or the Corporate Acts, would have a difficult time establishing an equitable basis to invalidate or limit the Ratification or the Corporate Acts. Nonetheless, there is a possibility that a court could uphold a challenge to the Ratification or to the Corporate Acts and if it did, it could adversely affect our ability to complete a business combination.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we expect to focus our search for a target business in the energy industry in North America, we may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to complete our business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Because we intend to seek a business combination with a target business in the energy industry in North America, we expect our future operations to be subject to risks associated with this sector.

We intend to focus our search for a target business in the energy industry in North America. Because we have not yet identified or approached any specific target business, we cannot provide specific risks of any business combination. However, risks inherent in investments in the energy industry include, but are not limited to, the following:

●	volatility of oil, natural gas and product prices. For instance, escalating tensions resulting from the Russian invasion of Ukraine could lead to increased volatility in global oil and gas prices, including due to increases in oil production by Russia to finance its activities in Ukraine or to destabilize global oil and gas prices;

●	price and availability of alternative or renewable fuels, such as solar, coal, nuclear and wind energy;

●	significant federal, state and local regulation, taxation and regulatory approval processes as well as changes in applicable laws and regulations;

●	denial or delay of receiving requisite regulatory approvals and/or permits;

●	the speculative nature of and high degree of risk involved in investments in the upstream, midstream, energy services and energy transition sectors, including relying on estimates of oil and gas reserves and the impacts of regulatory and tax changes;

●	exploration and development risks, which could lead to environmental damage, injury and loss of life or the destruction of property;

●	drilling, exploration and development risks, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, equipment failures and other accidents, cratering, sour gas releases, uncontrollable flows of oil, natural gas or well fluids, adverse weather conditions, pollution, fires, spills and other environmental risks, any of which could lead to environmental damage, injury and loss of life or the destruction of property;

●	proximity and capacity of oil, natural gas and other transportation and support infrastructure to production facilities;

●	availability of key inputs, such as strategic consumables and raw materials and drilling and processing equipment;

●	available pipeline, storage, feedstock and offtake, and other transportation capacity;

●	changes in global supply and demand and prices for commodities;

●	impact of energy conservation efforts;

●	technological advances affecting energy production and consumption;

●	overall domestic and global economic conditions;

●	availability of, and potential disputes with, independent contractors;

●	adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills);

●	value of U.S. dollar relative to the currencies of other countries; and

●	terrorist acts.

Past performance by our management team and members of our Board may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with our management team and members of our Board is presented for informational purposes only. Past performance by such individuals is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of performance of our management team and members of our Board as indicative of our future performance of an investment in us or the returns we will, or are likely to, generate going forward. Additionally, in the course of their respective careers, members of our management team and Board have been involved in businesses and deals that were ultimately unsuccessful.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the IPO than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors in this section.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had $505,518 in cash and working capital of $487,083. Further, we have incurred and expect to continue to incur significant costs in pursuit of an initial business combination.

We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern, which could impact our business plan. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

We may issue additional shares of common stock or preferred stock to complete our initial business combination and may issue shares of common stock or preferred stock under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share.

There are no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination (including pursuant to a specified future issuance). After the completion of our initial business combination, we may issue a substantial number of additional shares of common stock or preferred stock under an employee incentive plan. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that before our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in the IPO;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors in this section.

Risks Relating to our Sponsor and Management Team

We are dependent upon our officers and directors, and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully complete our initial business combination and to be successful thereafter will be totally dependent upon the efforts of members of our management team, some of whom may not join us following our initial business combination. The loss of such people could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully complete our business combination is dependent upon the efforts of members of our management team. The role of members of our management team in the target business, however, cannot presently be ascertained. Although some members of our management team may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Members of our management team may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Members of our management team may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations could take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any members of our management team will remain with us after the completion of our business combination. We cannot assure you that any members of our management team will remain in senior management or advisory positions with us. The determination as to whether any members of our management team will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may complete our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors may allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities in the future to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity before its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact (subject to certain approvals and consents) we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We may not have an audit committee consisting entirely of independent directors for up to a year following our initial public offering. You may not know at this time the identities of all independent directors that may be responsible for evaluating an initial business combination.

NASDAQ listing standards require that a majority of our Board be independent. In conformity with NASDAQ’s “phase-in” rules, within one year of our initial public offering, a majority of our Board will be independent. At the closing of the IPO, we had two independent directors. Thus, upon our initial public offering, and for up to a year afterwards, we will have a majority of independent directors and will have an audit committee consisting of a majority of independent directors.

Since our sponsor will lose its entire investment in us if our business combination is not completed and our officers and directors may have differing personal and financial interests than you, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In December 2020, our sponsor acquired 4,312,500 founder shares for an aggregate purchase price of $25,000. Before the initial investment in the company of $25,000 by our sponsor, we had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after the IPO.

The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor and underwriters have committed to purchase 6,675,000 private placement warrants, each one identical to the public warrants, for a purchase price of $6,675,000, or $1.00 per whole warrant, that will also be worthless if we do not complete a business combination. Our sponsor has agreed (A) to vote any shares owned by it in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Since our sponsor paid only approximately $0.006 per share for the founder shares, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

In December 2020, our sponsor acquired 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. Our officers and directors have a significant economic interest in our sponsor. As a result, the low acquisition cost of the founder shares creates an economic incentive whereby our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value and is unprofitable for public investors.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of December 31, 2021 to issue any notes or other debt securities, or to otherwise incur outstanding debt following the IPO, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability. The net proceeds from the IPO and the private placement of warrants provide us with $174,225,000 that we may use to complete our initial business combination (after taking into account the $ $6,037,500 for the payment of deferred underwriting commissions).

We may complete our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to complete our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate after our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to complete our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders before the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately before such transaction could own less than a majority of our outstanding shares of common stock after such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold will make it easier for us to consummate a business combination with which a substantial number of our stockholders do not agree.

We may be able to consummate a business combination even though a substantial number of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, if our sponsor, officers, directors or their affiliates have entered into privately negotiated agreements with public stockholders to acquire public shares. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination, and the amount that we redeem may be further limited by the terms and conditions of our initial business combination. In such case, we would not proceed with the redemption of our public shares and the related initial business combination, and instead may search for an alternate business combination.

Unlike many blank check companies, our balance sheet reflects negative stockholders’ equity.

The financial statements in this annual report, after collaboration with our independent registered public accounting firm, reflect that all of the public shares are subject to redemption, even though we are prohibited under our amended and restated certificate of incorporation from redeeming all of the public shares since such redemption would result in our failure to have net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) in excess of $5,000,000. As a result, all of the public shares are classified as temporary equity, presented outside of the stockholders’ deficit section of our balance sheet. This accounting presentation may not be consistent with that of other blank check companies and may make comparison of our financial statements to that of other blank check companies more difficult.

In order to complete our initial business combination, we may seek to amend our amended and restated certificate of incorporation or other governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination but that our stockholders or warrant holders may not support.

In order to complete a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreement. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We may even seek shareholder approval to extend the 12-month time period during which we may consummate a business combination. We cannot assure you that we will not seek to amend our charter or other governing instruments or change our industry focus in order to complete our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter that prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or in our initial business combination. Our initial stockholders, will collectively beneficially own 20% of our common stock upon the closing of the IPO (assuming they did not purchase any units in the IPO), will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation that govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or within 18 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in the IPO’s registration statement) from the closing of the IPO, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of amounts released to us to pay taxes and expenses related to the administration of the trust), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, this letter agreement and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of the letter agreement. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the IPO and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share plus any pro rata interest earned on the funds held in the trust account (and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account) on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.10 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors in this section.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Upon the closing of the IPO, our initial stockholders own shares representing 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our Board, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors before the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants before their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants for cash at any time after they become exercisable and before their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefore at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. In addition, we may redeem your warrants after they become exercisable for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to complete our business combination.

We issued warrants to purchase 12,937,500 shares of Class A common stock, and in a private placement, an aggregate of 6,675,000 warrants, at $1.00 per warrant at the option of the lender. The private placement warrants are identical to the public warrants including as to the exercise price, exercisability and exercise period. In addition, if the sponsor makes any working capital loans, it may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant. We may also issue shares of Class A common stock in connection with our redemption of our warrants.

To the extent we issue shares of Class A common stock to complete a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to complete a business combination or increase the cost of acquiring the target business.

Because each unit contains three-quarters of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies, or SPACs.

Each unit contains three-quarters of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for three-quarters of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share of common stock and (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value or the Newly Issued Price, respectively. This may make it more difficult for us to consummate an initial business combination with a target business.

Risks Relating to our Securities

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Increasing scrutiny and changing expectations from investors, lenders, customers and other market participants with respect to our Environmental, Social and Governance, or ESG, policies may impose additional costs on us or expose us to additional risks.

Companies across all industries are facing increasing scrutiny relating to their ESG policies. Investors, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. The increased focus and activism related to ESG may hinder our access to capital, as investors and lenders may reconsider their capital investment allocation as a result of their assessment of our ESG practices. If we do not adapt to or comply with investor, lender or other industry shareholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the future business, financial condition and stock price could be materially and adversely affected.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected to irrevocably opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time public companies adopt the new or revised standard. This may make comparison of our financial statements with another emerging growth company that has not opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our common stock held by non-affiliates did not exceed $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates did not exceed $700 million as of the prior June 30.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to complete our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only if we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation will contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered Board and the ability of the Board to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (“Court of Chancery”) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery or (iv) any action asserting a claim against us, our directors, officers, or employees that is governed by the internal affairs doctrine, in each such case except for such claims as to which (a) the Court of Chancery determines that it does not have personal jurisdiction over an indispensable party, (b) exclusive jurisdiction is vested in a court or forum other than the Court of Chancery, or (c) the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our common stock will be deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act, the Securities Act, or any other claim for which the federal courts have exclusive jurisdiction.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

An investment in CENAQ Common Stock may result in uncertain or adverse United States federal income tax consequences.

An investment in CENAQ stock may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we are issuing in the IPO, the allocation an investor makes with respect to the purchase price of a unit between the share of Class A common stock and the three-quarters of one redeemable warrant to purchase Class A common stock included in each unit could be challenged by the Internal Revenue Service (“IRS”) or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of a warrant included in the units is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our shares of Class A common stock suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. See “United States Federal Income Tax Considerations” below for a summary of the principal United States federal income tax consequences of an investment in our securities. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

If we complete our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we complete our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles and challenges in collecting accounts receivable;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

ITEM 1B. Unresolved Staff Comments.

Not applicable.

ITEM 2. Properties.

Our executive offices are shared with other companies located at 4550 Post Oak Place Dr., Suite 300, Houston, Texas 77027, and our telephone number is (713) 820-6300. We consider our current office space adequate for our current operations. No rent is currently being paid or accrued.

ITEM 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our units, public shares and public warrants are each traded on the NASDAQ Stock Market under the symbols “CENQU,” “CENQ” and “CENQW,” respectively. Our units commenced public trading on August 13, 2021, and our public shares and public warrants commenced separate public trading on October 4, 2021. Our Class B common stock is not listed on any exchange.

Holders

On March 18, 2022, there was one holder of record of our units, three holders of record of our Class A common stock, nineteen holders of record of our Class B common stock and four holders of record of our warrants.

The number of holders of record does not include a substantially greater number of “street name’ holders or beneficial holders whose units, Class A common stock and public warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from the Initial Public Offering

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

A total of $ 174,225,000 of the proceeds from the IPO and the Private Placement have been placed in a U.S.-based trust account at Bank of America maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

There has been no material change in the planned use of proceeds from our offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) related to the Initial Public Offering.

ITEM 6. [Reserved].

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Simultaneously with the closing of the initial public offering, we consummated the private placement (“Private Placement”) of 6,000,000 warrants, at a price of $1.00 per warrant, generating gross proceeds to us of $6 million. On August 19, 2021, the underwriters exercised the over-allotment in full and consummated the private placement of additional 675,000 warrants, at a price of $1.00 per warrant, generating gross proceeds to us of $675,000.

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

Results of Operations

As of December 31, 2021, we have not commenced any operations. All activity for the period from June 24, 2020 (inception) through December 31, 2021 relates to our formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the IPO, searching for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below).

For the year ended December 31, 2021, we had a net loss of $474,585. We incurred $456,765 of formation and operating costs (not charged against stockholders’ equity), consisting mostly of general and administrative expenses. We earned interest income of $4,680 and recorded unrealized loss on fair value changes of over-allotment option liability of $22,500.

Liquidity and Going Concern

As of December 31, 2021, the Company had $505,518 in its operating bank account, and working capital of $487,083.

The Company’s liquidity needs up to December 31, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares (see Note 5) and no borrowings under the promissory note. Upon close of the IPO, there was no amount outstanding on the promissory note.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors committed to provide the Company with Working Capital Loans up to $1,500,000, as defined later (see Note 5). This commitment extends through August 17, 2022. To date, there were no amounts outstanding under any Working Capital Loans.

If the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of its public shares upon consummation of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of the Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available to it, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern, which could impact our business plan. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed upon the closing of the IPO, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, on the earlier of (A) six months after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 75 days after the initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property and (ii) in the case of the Private Placement Warrants and the respective Class A common stock underlying such warrants, 30 days after the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Contractual Obligations

As of December 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is possible that the estimates management considered could possibly change due to one or more future events. The most significant estimates that affected the financial statements as of December 31, 2021 are the calculations of the fair values of the over-allotment option, fair values of the representative shares and the fair values of the anchor shares. These estimates are uncertain due to the assumptions used in the stock valuations. These estimates and assumptions have not changed significantly during the year. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Offering Costs associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. We comply with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A “Expenses of Offering”. Offering costs are allocated to the separable financial instruments, if any, issued in the IPO based on a relative fair value basis compared to total proceeds received.

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

We recognize changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, we recognized the subsequent re-measurement under ASC 480-10-S99 from initial carrying amount to redemption value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Loss Per Common stock

We have two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are allocated on pro rata basis between redeemable and non-redeemable common stock. The 19,612,500 potential common shares for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods.

Recent Accounting Standards

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. Financial Statements and Supplementary Data

This information appears following Item 16 of this Annual Report on Form 10-K and is incorporated herein by reference.

CENAQ ENERGY CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 688)	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and as of December 31, 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from June 24, 2020 (inception) to December 31, 2020	F-4
Statements of Changes in Stockholders’ (Deficit) Equity for the year ended December 31, 2021 and for the period from June 24, 2020 (inception) to December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from June 24, 2020 (inception) to December 31, 2020	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CENAQ Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CENAQ Energy Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021, and for the period from June 24, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021and 2020, and the results of its operations and its cash flows for the year in the period ended December 31, 2021, and for the period from June 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

PCAOB ID 688

We have served as the Company’s auditor since 2020.

New York, NY

March 29, 2022

CENAQ ENERGY CORP.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets:
Current assets:
Cash	$505,518	$11,120
Prepaid expenses	223,144	—
Total current assets	728,662	11,120
Deferred offering costs	—	187,453
Marketable securities held in trust account	174,229,680	—
Total Assets	$174,958,342	$198,573

Liabilities, Redeemable Common Stock and Stockholders’ (Deficit) Equity
Current liabilities:
Accrued offering costs and expenses	$241,579	$89,953
Promissory note - related party	—	88,333
Total current liabilities	241,579	178,286
Deferred underwriters’ discount	6,037,500	—
Total Liabilities	6,279,079	178,286

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption,17,250,000 and 0 shares at redemption value at December 31, 2021 and 2020, respectively	174,225,000	—

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 189,750 and 0 issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at December 31, 2021 and 2020, respectively	19	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding at December 31, 2021 and 2020, respectively	431	431
Additional paid-in capital	—	24,569
Accumulated deficit	(5,546,187)	(4,713)
Total Stockholders’ (Deficit) Equity	(5,545,737)	20,287

Total Liabilities, Redeemable Common Stock and Stockholders’ (Deficit) Equity	$174,958,342	$198,573

The accompanying notes are an integral part of these financial statements.

CENAQ ENERGY CORP.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from June 24, 2020 (inception) to December 31, 2020

Formation and operating costs	$456,765	$4,713
Loss from operations	(456,765)	(4,713)

Other income:
Interest earned on marketable securities held in Trust Account	4,680	—
Unrealized loss on fair value changes of over-allotment option liability	(22,500)	—
Total other income	(17,820)	—

Net loss	$(474,585)	$(4,713)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	6,462,329	—
Basic and diluted net loss per common stock subject to redemption	$(0.05)	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock	4,029,134	3,750,000
Basic and diluted net loss per non-redeemable common stock	$(0.05)	$(0.00)

The accompanying notes are an integral part of these financial statements.

CENAQ ENERGY CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2021

AND FOR THE PERIOD FROM JUNE 24, 2020 (INCEPTION) TO DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to initial stockholders	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(4,713)	(4,713)
Balance as of December 31, 2020	—	$—	4,312,500	$431	$24,569	$(4,713)	$20,287

Issuance of 189,750 representative shares to underwriters	189,750	19	—	—	1,442,081	—	1,442,100
Excess of fair value of Anchor Shares	—	—	—	—	6,265,215	—	6,265,215
Fair value of 12,937,500 Public Warrants net of allocated offering costs	—	—	—	—	11,627,801	—	11,627,801
Proceeds of 6,675,000 Private Placement Warrants net of allocated offering costs	—	—	—	—	6,366,396	—	6,366,396
Reclassification of over-allotment Liability to Equity	—	—	—	—	180,000	—	180,000
Measurement adjustment of Class A common stock subject to possible redemption	—	—	—	—	(25,906,062)	(5,066,889)	(30,972,951)
Net loss	—	—	—	—	—	(474,585)	(474,585)
Balance as of December 31, 2021	189,750	$19	4,312,500	$431	$—	$(5,546,187)	$(5,545,737)

The accompanying notes are an integral part of these financial statements.

CENAQ ENERGY CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from June 24, 2020 (inception) to December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(474,585)	$(4,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,680)	—
Unrealized loss on fair value changes of over-allotment option liability	22,500
Changes in operating assets and liabilities:
Prepaid expenses	(223,144)	—
Accrued expenses	151,626	2,500
Net cash used in operating activities	(528,283)	(2,213)

Cash flows from investing activities:
Principal deposited in Trust Account	(174,225,000)	—
Net cash used in investing activities	(174,225,000)	—

Cash flows from financing activities:
Proceeds from issuance of founder shares	—	25,000
Proceeds from issuance of promissory note to related party	—	58,333
Repayment of promissory note to related party	—	(20,000)
Proceeds from Initial Public Offering, net of underwriters’ fees	169,050,000	—
Proceeds from private placement	6,675,000	—
Proceeds from issuance of promissory note to related party	225,000	—
Repayment of promissory note to related party	(329,317)	—
Payment of deferred offering costs	(373,002)	(50,000)
Net cash provided by financing activities	175,247,681	13,333

Net change in cash	494,398	11,120
Cash, beginning of the period	11,120	—
Cash, end of the period	$505,518	$11,120

Supplemental disclosure of noncash investing and financing activities:
Accrued deferred offering costs	$—	$87,453
Deferred offering costs paid by Sponsor in promissory note	$—	$50,000
Deferred underwriting commissions charged to additional paid in capital	$6,037,500	$—
Measurement adjustment of carrying value of Class A stock to redemption value	$30,972,951	$—
Reclassification of over-allotment option from liability to equity	$180,000	$—

The accompanying notes are an integral part of these financial statements.

CENAQ ENERGY CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from June 24, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”), described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The underwriters have a 45-day option from the date of the Company’s IPO (August 17, 2021) to purchase up to an additional 2,250,000 Units to cover over-allotments, if any. On August 19, 2021, the underwriters exercised the over-allotment in full, at $10.00 per Unit, generating additional gross proceeds of $22,500,000. Simultaneously with the closing of the over-allotment, the Company consummated the sale of additional 450,000 Private Placement Warrants to the Sponsor, and additional 225,000 Private Placement Warrants to the Underwriters, at $1.00 per warrant, generating gross proceeds to the Company of $675,000.

Transaction costs of the IPO and the over-allotment amounted to $17,771,253 consisting of $3,450,000 of underwriting discount, $6,037,500 of deferred underwriting discount, an excess of fair value of the founder shares acquired by the Anchor Investors of $6,265,215, fair value of 189,750 representative shares of $1,442,100 and $576,438 of other cash offering costs were charged to additional paid in capital.

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

Liquidity and Going Concern

As of December 31, 2021, the Company had $505,518 in its operating bank account, and working capital of $487,083.

The Company’s liquidity needs up to December 31, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares (see Note 5) and no borrowings under the promissory note. Upon close of the IPO, there was no amount outstanding on the promissory note.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors committed to provide the Company with Working Capital Loans up to $1,500,000, as defined later (see Note 5). This commitment extends through August 17, 2022. To date, there were no amounts outstanding under any Working Capital Loans.

If the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of its public shares upon consummation of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of the Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available to it, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern, which could impact our business plan. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

Note 2— Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The most significant estimates that affected the financial statements as of December 31, 2021 are the calculations of the fair values of the over-allotment option, fair values of the representative shares and the fair values of the anchor shares. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has no cash equivalents as of December 31, 2021 and December 31, 2020, respectively.

Marketable Securities held in Trust Account

As of December 31, 2021, the Company had $174,229,680 in Marketable Securities held in the Trust Account which was invested in BLF Treasury Trust Fund. Upon closing of the IPO, $10.10 per Unit sold in the IPO, including a portion of the proceeds of the sale of the Private Placement Warrants, were held in a trust account (“Trust Account”) and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At December 31, 2021, the Company has not experienced losses on this account.

Offering Costs associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A “Expenses of Offering”. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, other than the over-allotment option, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature. The net asset value for the investments held in the trust account as of December 31, 2021 was $174,229,680.

In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 — Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid expenses, and accrued expenses are estimated to approximate the carrying values as of December 31, 2021 and December 31, 2020 due to the short maturities of such instruments.

The Company valued the over-allotment option using the Black Scholes model and the over-allotment option liability is recorded as a Level 3 financial instruments due to the unobservable inputs. At August 17, 2021 the Company recorded $157,500 of over-allotment liability. On August 19, 2021, in connection with the fully exercise of over-allotment option by the underwriters, the Company recorded changes of fair value of over-allotment option of $22,500, and reclassified $180,000 of over-allotment liability into equity.

Over-allotment Option Liability

The Company accounted for the over-allotment option (Note 6) in accordance with the guidance contained in ASC 480. The over-allotment is not considered indexed to the Company's own ordinary shares, and as such, it does not meet the criteria for equity treatment and is recorded as liabilities. The fair value changes of over-allotment option liability between IPO closing date and the option exercise date was recorded in operations.

Class A common stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. At December 31, 2021 and December 31, 2020, 17,250,000 and 0 Class A common stock, respectively, subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

All of the 17,250,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation.

The Class A common stock sold as part of the Units in the IPO is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the subsequent re-measurement under ASC 480-10-S99 from initial carrying amount to redemption value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As the holder of representative shares and Class B common stock have agreed to waive their redemption rights per the letter agreement and the underwriting agreement, so the representative shares and Class B common stock are non-redeemable.

Net Loss Per Common Stock

The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 19,612,500 potential common stock for outstanding warrants to purchase the Company’s common stock were excluded from diluted earnings per share for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti-dilutive. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

			For the period from
	For the year ended		June 24, 2020 (inception) to
	December 31, 2021		December 31, 2020
	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(292,326)	$(182,259)	$—	$(4,713)

Denominator:
Weighted-average shares outstanding including common stock subject to redemption	6,462,329	4,029,134	—	3,750,000
Basic and diluted net loss per share	(0.05)	(0.05)	—	(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

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

The underwriters had a 45-day option from the date of the Company’s IPO (August 17, 2021) to purchase up to an additional 2,250,000 Units to cover over-allotments. On August 19, 2021, the over-allotments were exercised in full, at $10.00 per Unit, generating additional proceeds of $22,500,000.

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

Note 5 — Related Party Transactions

Founder Shares

On December 31, 2020, the Sponsor paid $25,000, or approximately $0.006 per share, to cover certain offering costs in consideration for 4,312,500 Class B common stock, par value $0.0001 (the “Founder Shares”). Up to 562,500 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On August 19, 2021, the underwriters exercised the over-allotment option in full. As a result, these 562,500 founder shares are no longer subject to forfeiture.

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

Promissory Note — Related Party

On December 31, 2020, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and were due at the earlier of September 30, 2021 or the closing of the IPO. As of December 31, 2020, the Company borrowed $88,333 under the promissory note and the loan was fully repaid upon the closing of the IPO out of the offering proceeds. As of December 31, 2021, the outstanding promissory note balance was $0.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, on November 11, 2021 the Sponsor signed a commitment letter to provide loans of up to an aggregate of $1,500,000 to the Company (“Working Capital Loans”). This commitment extends through August 17, 2022. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

Underwriters Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 2,250,000 units to cover over-allotments, if any. On August 19, 2021, the over-allotments were exercised in full.

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

Representative Shares

Simultaneously with the closing of the IPO, the Company issued to Imperial Capital LLC and/or its designees, 165,000 shares of Class A Common Stock (the “Representative Shares”). On August 19, 2021, the over-allotments were exercised in full. The Company issued additional 24,750 Representative Shares to Imperial Capital LLC and/or its designees. The aggregate fair value of the Representative shares was $1,442,100 or $7.60 per share and recorded as offering costs, which was treated as transaction cost of offering.

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

Note 7 — Stockholders’ Equity

Preferred stock — The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and December 31, 2020, there was no preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2021, there were 189,750 Class A common stocks issued or outstanding excluding 17,250,000 Class A stock subject to redemption. At December 31, 2020, there was no Class A common stock issued or outstanding.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At December 31, 2021 and December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding. Of the 4,312,500 shares of Class B common stock, an aggregate of up to 562,500 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stocks after the IPO. On August 19, 2021, the over-allotments were exercised in full, hence the 562,500 Founder Shares were no longer subject to forfeiture.

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

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination). Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

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

Note 8 — Income Tax

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset
Organizational costs/Startup expenses	$53,826	$—
Federal Net Operating loss	41,721	990
Total deferred tax asset	95,547	990
Valuation allowance	(95,547)	(990)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$—	$—
Deferred	(94,557)	(990)

State
Current	—	—
Deferred	—	—
Change in valuation allowance	94,557	990
Income tax provision	$—	$—

As of December 31, 2021 and December 31, 2020, the Company had $198,672 and $4,713, respectively of U.S. federal operating loss carryovers available to offset future taxable income, which do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year December 31, 2021 and December 31, 2020, the valuation allowance increased $94,557 and $990, respectively.

Reconciliations of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and December 31, 2020 are as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Permanent Book/Tax Differences	-1.08%	0.0%
Change in valuation allowance	-19.92%	-21.0%
Income tax provision	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the taxing authorities.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date which the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

ITEM 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company's accounting for complex financial instruments, specifically common stock subject to redemption and over-allotment option. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for new public companies.

Changes in Internal Control over Financial Reporting

Management identified a material weakness in internal control related to the Company's accounting for complex financial instruments. During the quarter ended September 30, 2021, management identified a material weakness in internal control relating to the classification of common stock subject to redemption. During the quarter ended December 31, 2021, management identified a material weakness in internal control relating to the over-allotment option. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B. Other Information.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
John B. Connally III	75	Chairman of the Board
J. Russell Porter	60	Chief Executive Officer and Director
Michael J. Mayell	74	President, Chief Financial Officer and Director
Benjamin Francisco Salinas Sada	38	Director
Denise DuBard	64	Director
Michael S. Bahorich	65	Director
David Bullion	58	Director

John B. Connally III, Chairman

Mr. Connally currently serves as our Chairman.  He has decades of experience in the formation, management and growth of exploration and production companies as well as numerous contacts within the energy and energy private equity communities. Mr. Connally has also served as chairman of the board of Texas South Energy, Inc. (OTCMKTS: TXSO) since January 2017. Mr. Connally currently serves as chairman of the Texas Lt. Governor’s Energy Advisory Board. Mr. Connally was a founding shareholder of Texas South and GulfSlope Energy, Inc., and a founding director of Nuevo Energy, Inc., Endeavor International Corp, Pure Energy Group (where he also served as chief executive officer) and Pure Gas Partners. Mr. Connally practiced corporate and securities and merger and acquisition law for the energy industry and investment banking industry as a partner at the law firm of Baker & Botts. He received both his Bachelor of Arts and JD from the University of Texas.

J. Russell Porter, CEO and Director

Our Chief Executive Officer J. Russell Porter has over 30 years of executive level experience in the oil and gas business with a strong background in property acquisition, energy finance, oil and natural gas marketing as well as conventional and unconventional resource business development. His experience has primarily been leading publicly traded upstream companies operating in the U.S. enhanced by previous work in the energy banking industry. From January 2019 to September 2020, Mr. Porter was Executive Chairman and Chief Executive Officer of Freedom Oil & Gas, Inc., an Australian listed E&P company with assets and operations in the Eagle Ford shale. Mr. Porter managed the liquidation of Freedom’s U.S. assets after the Australian parent and U.S. subsidiaries filed voluntary Chapter 11 proceedings in May 2020. From September 2000 to April 2018, Mr. Porter was Chief Operating Officer and subsequently President and Chief Executive Officer of Gastar. Gastar filed a voluntary Chapter 11 bankruptcy on October 31, 2018 after Mr. Porter’s departure. From April 1994 to August 2000, Mr. Porter served as Executive Vice President, along with various other leadership roles, at Forcenergy Inc. Mr. Porter holds a Bachelor of Science degree in Petroleum Land Management from Louisiana State University and a M.B.A. from the Kenan-Flagler School of Business at The University of North Carolina at Chapel Hill.

Michael J. Mayell, President, Chief Financial Officer and Director

Mr. Mayell currently serves as our President and Chief Financial Officer, and has over 52 years of experience in the oil and gas business with more than 38 years in top management positions of multiple E&P companies. Mr. Mayell has also served as the Chief Executive Officer and a director of Texas South Energy, Inc. (OTCMKTS: TXSO) since January 2017. Prior to joining Texas South, Mr. Mayell served as President, Chief Operating Officer and a director of The Meridian Resource Corporation which he co-founded in 1985. He served in those capacities at Meridian for over 20 years until it merged into Alta Mesa Holdings in 2010. Prior to Meridian, in 1982, Mr. Mayell founded and as served as President and CEO of Sydson Energy, Inc. which drilled and produced various properties in Louisiana, Oklahoma, and Texas. Sydson Energy and its affiliated companies continue to be active in 2021. Prior to his time at Meridian and Sydson, Mr. Mayell was Vice President of Engineering and Operations at Kirby Exploration Company with responsibility for all of the company’s activity in North America. Mr. Mayell began his career with Shell Oil Company in New Orleans, Louisiana with assignments in multiple engineering and operating groups both onshore and offshore South Louisiana. Mr. Mayell received his Bachelor of Science degree in Mechanical Engineering from Clarkston University.

Benjamin Francisco Salinas Sada, Director

In December 2013, Mr. Salinas founded Typhoon Offshore, a company to provide oil and gas services to PEMEX, with an innovative business model. In October 2015, Mr. Salinas was appointed as Chief Executive Officer of TV Azteca, Mexico’s second largest television broadcasting company. Mr. Salinas is the Founder and Chairman of BTC Investments, a firm organized as a Mexico-based multi-strategy investment management fund primarily allocating venture capital investments in seed, early, and late-stage start-ups from a wide range of sectors.  Mr. Salinas holds a Bachelor’s Degree in Business Administration from the Instituto Tecnológicoy de Estudios Superiores de Monterrey, one of Mexico’s most prestigious universities.

Michael S. Bahorich, Director

Mr. Bahorich has over 35 years of experience in upstream oil and gas with a background in finding and developing conventional fields and shale assets. He joined Apache in November 1996 and was a member of Apache Corporation’s senior management team from June 2000 to June 2015. From November 1981 to November 1996 he was a geophysicist, researcher and exploration manager with Amoco. Formerly, Mr. Bahorich was President of the Society of Exploration Geophysicists. Mr. Bahorich served as a director on two public boards, Energy XXI (between 2017 to 2018) and Global Geophysical Services (between 2011 to 2015), as well as two private boards, Premier Oilfield Group and SigmaCubed. Energy XXI filed for bankruptcy protection in April 2016. Global Geophysical Services filed for bankruptcy protection in March 2014 and August 2016. Mr. Bahorich holds a B.S. in Geology from the University of Missouri and an M.S. in Geophysics from Virginia Tech.

David Bullion, Director

Mr. Bullion has over 30 years of experience in upstream oil and gas. He worked at BP plc (formerly The British Petroleum Company plc and BP Amoco plc) since July 1988, first as a field petrophysics in Alaska. At BP, Mr. Bullion held multiple positions including Asset Manager GOM Deepwater from March 2001 to December 2002, Business Development Technical Manager GOM Deep Water from January 2003 to January 2004, Resource Manager for Rockies U.S.A. from February 2004 to December 2005 and managed tight gas fields. After leaving BP in July 2008, Mr. Bullion became Vice President, General Manager for Red Willow LLC leading all operations for the firm in Texas, Oklahoma, Louisiana, and the Gulf of Mexico until his departure in May 2010. Most recently, he has been involved with multiple acquisition and divestment projects advising both buyers and sellers.  Mr. Bullion has a BS and MS in Geophysics from Texas A&M University and attended MIT Sloan School of Business Project Academy while at BP.

Denise DuBard, Director

Denise DuBard has served as Vice President and Chief Accounting Officer of Amplify Energy Corp. since August 2018, until her retirement on July 1,2021. From March 2015 until July 2018, Ms. DuBard served as Chief Accounting Officer and Controller of Contango Oil & Gas Company. Ms. DuBard also served as Chief Financial Officer, Treasurer and Secretary of PetroPoint Energy Partners, LP from 2012 until August 2014, when the company was sold. Prior to that, Ms. DuBard served as a consultant with Axia Partners, a CPA advisory firm, providing accounting and finance related consulting services to the energy industry from December 2014 until March 2015. Ms. DuBard worked with Axia Partners as a consultant in the same capacity as mentioned above from 2009 to 2012. From 2005 to 2009 Ms. DuBard served as Vice President, Controller and Chief Accounting Officer for Rosetta Resources Inc., a public oil and gas company. Ms. DuBard started her career with Deloitte in the assurance practice and held accounting and consulting positions before 2005 at Sonat Offshore Drilling and Team, Inc. Ms. DuBard graduated with honors from Texas A&M University with a Bachelor of Business Administration degree in Finance and brings over 30 years of energy experience in accounting, finance and management.

Terms of Office of Officers and Directors

As of the date of this Annual Report we have seven directors. In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ.

Our Board will be divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed before our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting currently of Mr. David Bullion will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Benjamin Salinas, Denise DuBard and Michael Bahorich, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of John B. Connally III, Michael Mayell and J. Russell Porter will expire at the third annual meeting of stockholders.

Under our amended and restated certificate of incorporation, holders of our founder shares will have the right to elect all of our directors before consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by holders of at least 90% of our outstanding common stock entitled to vote thereon. Subject to any other special rights applicable to the shareholders, any vacancies on our Board may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of one or more Chief Executive Officer, a Chief Financial Officer, a Secretary and such other officers (including without limitation, a Chairman of the Board, Presidents, Vice Presidents, Partners, Managing Directors and Senior Managing Directors) and such other offices as may be determined by the Board.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our Board has determined that David Bullion, Benjamin Salinas, Denise DuBard and Michael Bahorich are independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our Board has two standing committees: an audit committee and a compensation committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We established an audit committee of the Board. Denise DuBard, John Connally III and David Bullion who serve as members of our audit committee. Under NASDAQ listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Under NASDAQ rules, our audit committee must have one independent member at the time of listing, a majority of independent members within 90 days of listing, and consist of all independent members within one year of listing. Ms. DuBard meets the independent director standard under NASDAQ’s listing standard and under Rule 10A-3(b)(1) of the Exchange Act and will serve as chairperson of the audit committee.

Each member of the audit committee is financially literate, and our Board has determined that Ms. DuBard qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC before us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We established a compensation committee of the Board. John B. Connally III and Michael Bahorich serve as members of our compensation committee. Our compensation committee must have one independent member at the time of listing, a majority of independent members within 90 days of listing and consist of all independent members within one year of listing. Mr. Michael Bahorich meets the independent director standard under NASDAQ listing standards and will serve as chairman of the compensation committee.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finder’s, consulting or other similar fees will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, before, or for any services they render in order to complete the consummation of a business combination. Accordingly, it is likely that before the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the NASDAQ Rules, a majority of the independent directors may recommend a director nominee for selection by the Board. The Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As we do not have a standing nominating committee, we will not have a nominating committee charter in place.

Our Board considers candidates for nomination who have a high level of personal and professional integrity, strong ethics and values and the ability to make mature business judgments. In general, in identifying and evaluating nominees for director, our Board will also consider experience in corporate management such as serving as an officer or former officer of a publicly held company, experience as a board member of another publicly held company, professional and academic experience relevant to our business, leadership skills, experience in finance and accounting or executive compensation practices, whether candidate has the time required for preparation, participation and attendance at Board meetings and committee meetings, if applicable, independence and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serve, and in the past year none of them has served, as a member of the compensation committee of any entity that has one or more officers serving on our Board.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. The Code of Ethics is available on our website. We will also post any amendments to or waivers of our Code of Ethics on our website.

Corporate Governance Guidelines

Our Board will adopt corporate governance guidelines in accordance with the corporate governance rules of NASDAQ that serve as a flexible framework within which our Board and its committees operate. These guidelines will cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the Chairman of the board, Chief Executive Officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website.

Conflicts of Interest

Certain of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers and directors have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act that competes with our business or with the business of the planned business combination, and to provide us advance notice if they intend to serve on any other board of a special purpose acquisition company.

Notwithstanding the foregoing, we may pursue an acquisition opportunity jointly with our sponsor, or one or more of its affiliates, which we refer to as an “Affiliated Joint Acquisition.” Such entities may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Each of our officers and directors presently has, and any of them in the future, may have additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. In addition, the company and its affiliates, including our officers and directors who are affiliated with the company, may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs in particular and, accordingly, each of them may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 12 months (or within 18 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in the IPO’s registration statement) closing of the IPO. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier of: (A) six months after the completion of our initial business combination or (B) after our initial business combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 75 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Our underwriters have also agreed to restrictions on transfer with respect to their representative shares as detailed below. Since our sponsor, underwriters and officers and directors may directly or indirectly own common stock and warrants following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

●	The representative shares held by the representative and/or its designees will also be worthless if we do not consummate an initial business combination. Therefore, if the representative provides services to us in connection with our initial business combination, these financial interests may result in the representative having a conflict of interest when providing such services to us.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, subject to certain approvals and consents. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

If we submit our initial business combination to our public stockholders for a vote, our sponsor has agreed to vote any founder shares held by it and any public shares purchased during or after the IPO, and the anchor investors have agreed to vote any founder shares held by them, in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the IPO in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Technical Committee

In addition to management, the company has assembled a group of professionals to serve as a non-executive technical committee. Members of the technical committee shall receive founder shares and may be considered for full-time employment by the company upon completion of a Qualifying Transaction. Access to the talents and experience of the technical committee members enhances the due diligence abilities of the company without the necessity and expense of a full-time technical staff. Members of the technical committee and their biographies are below:

Eric Bahorich

Mr. Bahorich has been working in the upstream E&P industry for seven years with diverse experience across conventional and unconventional reservoirs at both large and small companies. Starting out as an operations and reservoir engineer at Noble Energy, he worked in field and office capacities on corporate projects and on University-backed research projects. Eric identified a hydraulic fracturing fluid mixture that increased well production by 15% on average while only increasing costs by 1%. This methodology was adopted and implemented widely in the field. While with Durango Resources as the only reservoir engineer on staff, he sourced, modeled, pitched, and closed a deal in the Permian that resulted in doubling the size of the company over a few months without selling equity.

Kara Bennett

Ms. Bennett has 6 years of experience in upstream oil and gas as a reservoir engineer in addition to 3 years of experience in the non-profit space as a project manager. She most recently worked for Quantum Reservoir Impact (QRI) in a technical senior advisory role delivering solutions for oil & gas operators, banks, and investment groups through augmented AI. She worked on 18 fields across North America, South America, the Middle East, and China. She has experience working on both onshore and offshore as well as conventional and unconventional plays.

Ms. Bennett served as a project manager for Border Green Energy Team, a small non-profit that implements renewable energy technologies along the Thailand-Myanmar border. She also co-founded a children’s home, Grace Boarding, which provides a home and future for 26 hill tribe children by providing them the opportunity to attend school.  Ms. Bennett holds a B.S. in Biomechanical Engineering and a M.S. in Energy Resources Engineering both from Stanford University. She is currently an MBA candidate at London Business School.

Emily Boecking

Ms. Boecking is a dynamic, highly engaged petroleum engineer with over 12 years of industry experience.  Ms. Boecking has extensive experience in the acquisition & divestiture space where she has advised and supported the evaluation of nearly $5 billion in transactions, both on the advisory side at Wells Fargo Securities as well as in corporate development at Anadarko Petroleum Company.  Additionally, she has served in a wide array of operational roles including asset manager, reservoir engineer, and field engineer at companies such as Chesapeake Energy and Sanchez Oil & Gas.  Emily currently works in the reserve based lending space at Bank of Oklahoma Financial where she evaluates the company’s current and prospective loans.  These roles have given Ms. Boecking a vast working knowledge of all the major U.S. Onshore basins including Permian, Eagle Ford, Haynesville, Powder River, DJ, and SCOOP/STACK, as well as numerous legacy vertical and enhanced recovery fields. Ms. Boecking is a graduate from Duke University where she received her B.S.E. in mechanical engineering and biomedical engineering.

Sara Martin

Ms. Martin has 12 years of experience as a geologist, engineer, and decision analyst in upstream oil and gas for E&P companies and private investors. Two years ago, she started a consulting company that specializes in risk assessment and decision analysis for energy investments. Before going independent, she spent 10 years with Chevron, Noble Energy, and Newfield Exploration as a geologist and engineer working exploration and production operations in multiple countries, basins, and reservoir types.

She holds a B.S. in Geology and M.S. in Petroleum Engineering from Texas A&M University. Professional certifications include Strategic Decision and Risk Management from McCombs Executive Education at University of Texas at Austin. She is published in the Society of Petroleum Engineers at SPE-117703-MS.

Ondrej Sestak

Mr. Sestak has 5 years of experience in the energy and finance sectors. First as a reservoir engineer for Shell where he developed forecasts, reserve reports, and subsurface models in the Haynesville shale and Vaca Muerta basin. He also worked as an analyst at a private equity firm, Odien Group, in Prague researching and developing investor material for a €750 million luxury accommodation portfolio across Europe. Since 2018 he has been working with INEXS to value oil and gas assets for acquisitions, divestitures, and bankruptcies. Ondrej has a MS degree in Energy Resource Engineering from Stanford University and BS in Petroleum Engineering from the University of Texas at Austin. He is an active member of the Society of Petroleum Engineers, or SPE.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers (where applicable), we believe that all filings required to be made under Section 16(a) during the fiscal year ended December 31, 2021 were timely made.

ITEM 11. Executive Compensation

Executive Officer and Director Compensation

None of our officers or directors has received any cash compensation for services rendered to us. No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered before or in connection with the completion of our initial business combination.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of independent directors on our board of directors.

Following a business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of January 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them. As of March 18, 2022 there were 17,439,750 shares of Class A common stock and 4,312,500 shares of Class B common stock outstanding. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 18, 2022. Unless otherwise noted, the business address of each of our stockholders is CENAQ Energy Corp. 4550 Post Oak Place Dr., Suite 300, Houston, Texas.

	Beneficial Ownership
Name of Security holder	Class A Shares	%	Class B Shares(1)%		Total Shares	%
CENAQ Sponsor, LLC (2)	-	-	3,487,500	80.87%	3,487,500	16.03%
Lighthouse Investment Partners, LLC (3)	2,009,951	11.53%	-	-	2,009,951	9.24%
Shaolin Capital Management LLC (4)	1,485,000	8.52%			1,485,000	6.83%
Saba Capital Management, L.P. (5)	1,418,052	8.13%			1,418,052	6.52%
Highbridge Capital Management, LLC (6)	1,408,275	8.08%	-	-	1,408,275	6.47%
Yakira Partners, L.P.(7)	1,381,192	7.92%	-	-	1,381,192	6.35%

John B. Connally III (2)(8)	-	-	3,487,500	80.87%	3,487,500	16.17%
J. Russell Porter (2)(8)	-	-	3,487,500	80.87%	3,487,500	16.17%
Michael J. Mayell (2)(8)	-	-	3,487,500	80.87%	3,487,500	16.17%
Benjamin Francisco Salinas Sada (8)	-	-	-	-	-	-
Denise DuBard (8)	-	-	-	-	-	-
Michael S. Bahorich (8)	-	-	-	-	-	-
David Bullion (8)	-	-	-	-	-	-
All officers and directors as a group (7 individuals) (2)(8)	-	-	3,487,500	80.87%	3,487,500	16.03%

(1)

Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination.

(2)	Our sponsor is the record holder of such shares. Messrs. John B. Connally III, J. Russell Porter and Michael J. Mayell are each a manager of CENAQ Sponsor, LLC, and as such, each has voting and investment discretion with respect to the founder shares held of record by our sponsor and may be deemed to have beneficial ownership of the founder shares held directly by our sponsor. Messrs. John B. Connally III, J. Russell Porter and Michael J. Mayell each disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(3)	Information based on a Schedule 13G/A filed on February 8, 2022. According to the report, Lighthouse Investment Partners, LLC, or Lighthouse, serves as the investment manager of MAP 214 and MAP 136. LHP Ireland serves as the manager to MAP 501, LMAP 909, LMAP 910. Because Lighthouse and LHP Ireland may be deemed to control MAP 214, MAP 136, MAP 501, LMAP 909, and LMAP 910, as applicable, Lighthouse and LHP Ireland may be deemed to beneficially own, and to have the power to vote or direct the vote of, and the power to direct the disposition of the shares reported. Each of MAP 214 and MAP 136 are segregated portfolios of LMA SPC, a Cayman Islands segregated portfolio company. MAP 501 is a sub-trust of an Ireland umbrella unit trust. Each of LMAP 909 and LMAP 910 are sub-funds of an Irish collective asset-management vehicle. Lighthouse is a Delaware limited liability company. LHP Ireland is an Ireland limited company. The addresses of Lighthouse are 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, FL 33410 and32 Molesworth Street, Dublin, D02 Y512, Ireland.

(4)	Information based on a Schedule 13G filed on February 11, 2022. According to the report, Shaolin Capital Management LLC, a company incorporated under the laws of State of Delaware, serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, and DS Liquid DIV RVA SCM LLC being managed accounts advised by the Shaolin Capital Management LLC. The address of Shaolin Capital is 7610 NE 4th Court, Suite 104 Miami FL 33138.

(5)	Information based on a Schedule 13G/A filed on February 14, 2022. According to the report, the schedule was filed by Saba Capital Management, L.P., a Delaware limited partnership, Saba Capital Management GP, LLC, a Delaware limited liability company, and Mr. Boaz R. Weinstein. The address of Saba Capital is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)	Information based on a Schedule 13G/A filed on January 27, 2022. According to the report, Highbridge is a Delaware limited liability company. The address of the business office of Reporting Person is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(7)	Information based on a Schedule 13G filed on February 9, 2022. According to the report, Yakira Capital Management, Inc. and Yakira Partners L.P. are Delaware entities. MAP 136 Segregated Portfolio is a Cayman Island entity. The address of Yakira Capital 1555 Post Road East, Suite 202, Westport, CT 06880.

(8)	Does not include any shares indirectly owned by this individual as a result of his/her ownership interest in our sponsor.

Restrictions on Transfers of Founder Shares and Private Placement Warrants

The founder shares and the private placement warrants, and any shares of Class A common stock issued upon conversion or exercise thereof are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement (other than the founder shares that may be transferred to the anchor investors, which are subject to transfer restrictions pursuant to an investment agreement) to be entered into by us, our sponsor, officers and directors. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the founder shares, until the earlier of (A) six months after the completion of our initial business combination or (B) after our initial business combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 75 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the private placement warrants and the Class A common stock underlying such warrants, until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family, to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation before the completion of our initial business combination; (g) by virtue of the laws of Delaware or our sponsor’s limited liability company agreement upon dissolution of our sponsor; or (h) in the event of our liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property after the completion of our initial business combination; provided, however, that in the case of clauses (a) through (h) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

Registration Rights

The holders of the founder shares, placement warrants, and warrants that may be issued upon conversion of working capital loans, and any shares of Class A common stock issuable upon the exercise of the placement warrants and any warrants (and underlying Class A common stock) that may be issued upon conversion of working capital loans and Class A common stock issuable upon conversion of the founder shares, will be entitled to registration rights pursuant to a registration rights agreement which they have entered into with us, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

Securities Authorized for Issuance under Equity Compensation Table

As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

Changes in Control

None.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following is a summary of transactions since our formation, to which we have been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2021, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

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

Due from related Party

The Company had $45,312 due from a related party which consisted of $50,000 incurred from purchase of over-allotment private warrants, offset by $4,688 of other miscellaneous costs paid by Michael J. Mayell and the Sponsor. As of December 31, 2021 and December 31, 2020, the Company had $0 due from a related party. The Sponsor paid off the balance in full on October 1, 2021.

Promissory Note — Related Party

On December 31, 2020, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and were due at the earlier of September 30, 2021 or the closing of the IPO. As of December 31, 2020, the Company borrowed $88,333 under the promissory note and the loan was fully repaid upon the closing of the IPO out of the offering proceeds. As of December 31, 2021, the promissory note balance was $0.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Related Person Transaction Policy

We have adopted a written policy relating to the approval of related person transactions. A “related person transaction” is a transaction or arrangement or series of transactions or arrangements in which we participate (whether or not we are a party) and a related person has a direct or indirect material interest in such transaction. Our audit committee will review and approve or ratify all relationships and related person transactions between us and (i) our directors, director nominees or executive officers, (ii) any record or beneficial owner of 5% or more of our common stock or (iii) any immediate family member of any person specified in (i) and (ii). The audit committee will review all related person transactions and, where the audit committee determines that such transactions are in our best interests, approve such transactions in advance of such transaction being given effect.

As set forth in the related person transaction policy, in the course of its review and approval or ratification of a related party transaction, the audit committee will, in its judgment, consider in light of the relevant facts and circumstances whether the transaction is, or is not inconsistent with, our best interests, including consideration of various factors enumerated in the policy.

Any member of the audit committee who is a related person with respect to a transaction under review will not be permitted to participate in the discussions or approval or ratification of the transaction. Our policy also includes certain exceptions for transactions that need not be reported and provides the audit committee with the discretion to pre-approve certain transactions.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us before or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the IPO held in the trust account before the completion of our initial business combination:

●	Reimbursement for any out-of-pocket expenses related to our formation and initial public offering and to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

ITEM 14. Principal Accountant Fees and Services.

The following table represents aggregate fees billed to us for the period from June 24, 2020 (inception) to December 31, 2020 and for the year ended December 31, 2021, by Marcum LLP, our independent registered public accounting firm.

	Year Ended December 31, 2021	June 24, 2020 (inception) to December 31, 2020
Audit Fees	$116,905	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$116,905	$-

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings. The aggregate fees billed for audit fees, inclusive of required filings with the SEC and for services rendered in connection with our initial public offering for the year ended December 31, 2021, totaled $116,905. There were no audit fees billed for the period from inception through December 31, 2020. Our audit fees related to the December 31, 2021 financial statements are expected to be approximately $30,900.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP audit-related fees during the period from June 24, 2020 (inception) through December 31, 2020 or for the year ended December 31, 2021.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum LLP any tax fees during the period from June 24, 2020 (inception) through December 31, 2020 or for the year ended December 31, 2021.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Marcum LLP for other fees during the period from June 24, 2020 (inception) through December 31, 2020 or for the year ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)	Exhibits

		Incorporated by Reference				Filed/Furnished
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Certificate of Incorporation.	S-1 333-253695		3.1	3/16/2021
3.2	Amended and Restated Certificate of Incorporation.	S-1 333-253695		3.2	3/16/2021
3.2	Second Amended and Restated Certificate of Incorporation.	S-1 333-253695		3.4	6/21/2021
3.4	Third Amended and Restated Certificate of Incorporation.	S-1 333-253695		3.5	8/6/2021
3.5	Bylaws.	S-1 333-253695		3.5	6/21/2021
3.6	Certificate of Validation.	S-1 333-253695		3.4	3/1/2021
4.1	Specimen Unit Certificate.	S-1 333-253695		4.1	3/1/2021
4.2	Specimen Class A Common Stock Certificate.	S-1 333-253695		4.2	3/1/2021
4.3	Specimen Warrant Certificate.	S-1 333-253695		4.3	3/1/2021
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and CENAQ Energy Corp.	S-1 333-253695		4.4	3/1/2021
4.5	Description of Securities of CENAQ Energy Corp.					X
10.1	Form of Letter Agreement among CENAQ Energy Corp. and its officers and directors and CENAQ Sponsor, LLC.	S-1 333-253695		10.1	3/1/2021
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and CENAQ Energy Corp.	S-1 333-253695		10.2	3/1/2021
10.3	Form of Registration Rights Agreement among CENAQ Energy Corp. and certain security holders.	S-1 333-253695		10.3	3/1/2021
10.4	Securities Subscription Agreement, dated December 31, 2020, between CENAQ Energy Corp. and CENAQ Sponsor, LLC.	S-1 333-253695		10.4	3/1/2021
10.5	Sponsor Warrants Purchase Agreement, dated March 1, 2021, between CENAQ Energy Corp. and CENAQ Sponsor, LLC.	S-1 333-253695		10.5	3/1/2021
10.6	Form of Underwriters Warrants Purchase Agreement between CENAQ Energy Corp. and the Underwriters	S-1 333-253695		10.6	6/21/2021
10.7	Form of Indemnity Agreement. Promissory Note, dated December 31, 2020 issued to CENAQ Sponsor, LLC.	S-1 333-253695		10.6	3/1/2021
10.8	Form of Letter Agreement between CENAQ Energy Corp. and the Underwriters	S-1 333-253695		10.9	3/1/2021
10.9	Form of Investment Agreement with Anchor Investors	S-1 333-253695		10.10	3/1/2021
24	Power of Attorney (included on signature pages of this Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.					X

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2022	CENAQ Energy Corp.

	By:	/s/ J. Russell Porter
	Name:	J. Russell Porter
	Title:	Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints J. Russell Porter and Michael J. Mayell, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ J. Russell Porter	Chief Executive Officer	March 29, 2022
J. Russell Porter	(Principal Executive Officer) and Director

/s/ Michael J. Mayell	Chief Financial Officer	March 29, 2022
Michael J. Mayell	(Principal Financial and Accounting Officer) and Director

/s/ John B. Connally III	Chairman of the Board	March 29, 2022
John B. Connally III

/s/ Benjamin Francisco Salinas Sada	Director	March 29, 2022
Benjamin Francisco Salinas Sada

/s/ Denise DuBard	Director	March 29, 2022
Denise DuBard

/s/ Michael S. Bahorich	Director	March 29, 2022
Michael S. Bahorich

/s/ David Bullion	Director	March 29, 2022
David Bullion