Form 10-Q
period 2022-03-31
CENAQ Energy Corp.
filed 2022-05-12
CIK 1841425

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, there were 17,439,750 shares of Class A common stock, $0.0001 par value, and 4,312,500 shares of Class B common stock shares of Class B common stock, $0.0001 par value, issued and outstanding

CENAQ ENERGY CORP.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENAQ ENERGY CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets:
Current assets:
Cash	$155,930	$505,518
Prepaid expenses	169,996	223,144
Total current assets	325,926	728,662
Marketable securities held in trust account	174,246,244	174,229,680
Total Assets	$174,572,170	$174,958,342

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$118,728	$241,579
Total current liabilities	118,728	241,579
Deferred underwriters’ discount	6,037,500	6,037,500
Total Liabilities	6,156,228	6,279,079

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption,17,250,000 shares at redemption value at March 31, 2022 and December 31, 2021	174,225,000	174,225,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 189,750 issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	19	19
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(5,809,508)	(5,546,187)
Total Stockholders’ Deficit	(5,809,058)	(5,545,737)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$174,572,170	$174,958,342

The accompanying notes are an integral part of these unaudited condensed financial statements.

CENAQ ENERGY CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,
	2022	2021

General and administrative costs	$279,885	$2,067
Loss from operations	(279,885)	(2,067)

Other income :
Interest earned on marketable securities held in Trust Account	16,564	—
Total other income	16,564	—

Net loss	$(263,321)	$(2,067)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	17,250,000	—
Basic and diluted net loss per common stock subject to redemption	$(0.01)	$—
Basic and diluted weighted average shares outstanding, non-redeemable common stock	4,502,250	3,750,000
Basic and diluted net loss per non-redeemable common stock	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CENAQ ENERGY CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	189,750	$19	4,312,500	$431	$—	$(5,546,187)	$(5,545,737)

Net loss	—	—	—	—	—	(263,321)	(263,321)

Balance as of March 31, 2022	189,750	$19	4,312,500	$431	$—	$(5,809,508)	$(5,809,058)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	—	$—	4,312,500	$431	$24,569	$(4,713)	$20,287

Net loss	—	—	—	—	—	(2,067)	(2,067)

Balance as of March 31, 2021	—	$—	4,312,500	$431	$24,569	$(6,780)	$18,220

The accompanying notes are an integral part of these unaudited condensed financial statements.

CENAQ ENERGY CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(263,321)	$(2,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(16,564)	—
Changes in operating assets and liabilities:
Prepaid expenses	53,148	(26,800)
Accounts payable and accrued expenses	(122,851)	—
Net cash used in operating activities	(349,588)	(28,867)

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	—	225,571
Repayment of promissory note to related party	—	(68,613)
Payment of deferred offering costs	—	(97,125)
Net cash provided by financing activities	—	59,833

Net change in cash	(349,588)	30,966
Cash, beginning of the period	505,518	11,120
Cash, end of the period	$155,930	$42,086

Supplemental disclosure of noncash investing and financing activities:
Accrued deferred offering costs	$—	$87,453
Deferred offering costs paid by Sponsor in promissory note	$—	$50,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of March 31, 2022, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from June 24, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 6,000,000 warrants (the “Private Placement Warrants”) to the Sponsor and the Underwriters at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $6,000,000. The Private Placement Warrants are identical to the Warrants sold in the IPO, except that the Sponsor and the Underwriters agreed not to transfer, assign or sell any of the Private Placement Warrants (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.

The underwriters had a 45-day option from the date of the Company’s IPO (August 17,2021) to purchase up to an additional 2,250,000 Units to cover over-allotments, if any. On August 19, 2021, the underwriters exercised the overallotment in full, at $10.00 per Unit, generating additional gross proceeds of $22,500,000. Simultaneously with the closing of the over-allotment, the Company consummated the sale of additional 450,000 Private Placement Warrants to the Sponsor, and additional 225,000 Private Placement Warrants to the Underwriters, at $1.00 per warrant, generating gross proceeds to the Company of $675,000.

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes as well as expenses relating to the administration of the Trust Account, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Liquidity and Going Concern

As of March 31, 2022, the Company had $155,930 in its operating bank account, and a working capital of $207,198.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

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

We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern, which is considered to be one year from the issuance of the financial statements. The financial statements contained elsewhere in this Quarterly Report do not include any adjustments that might result from our inability to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by August 17, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2022.

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 30, 2022.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The most significant estimates that affected the financial statements as of March 31, 2022 and December 31, 2021 are the calculations of the fair values of the over-allotment option, fair values of the representative shares and the fair values of the anchor shares. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Marketable Securities held in Trust Account

As of March 31, 2022, the Company had $174,246,244 in Marketable Securities held in the Trust Account which was invested in BLF Treasury Trust Fund. Upon closing of the IPO, $10.10 per Unit sold in the IPO, including the proceeds of the sale of the Private Placement Warrants, were held in a trust account (“Trust Account”) and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31, 2022, the Company has not experienced losses on this account.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, other than the over-allotment option, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature. The net asset value for the investments held in the trust account as of March 31, 2022 and December 31, 2021 was $174,246,244 and $174,229,680, respectively.

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

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Level 2 — Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid expenses, and accrued expenses are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments.

The Company valued the over-allotment option using the Black Scholes model and the over-allotment option liability is recorded as a Level 3 financial instrument due to the unobservable inputs. At August 17, 2021 the Company recorded $157,500 of over-allotment liability. On August 19, 2021, in connection with the fully exercise of over-allotment option by the underwriters, the Company recorded changes of fair value of over-allotment option of $22,500, and reclassified $180,000 of over-allotment liability into equity.

Over-allotment Option Liability

The Company accounted for the over-allotment option (Note 6) in accordance with the guidance contained in ASC 480. The over-allotment is not considered indexed to the Company’s own ordinary shares, and as such, it does not meet the criteria for equity treatment and is recorded as a liability. The fair value changes of over-allotment option liability between IPO closing date and the option exercise date was recorded in operations.

Class A common stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. At March 31, 2022 and December 31, 2021, 17,250,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

As the holders of representative shares and Class B common stock have agreed to waive their redemption rights per the letter agreement and the underwriting agreement, the representative shares and Class B common stock are non-redeemable.

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Net Loss Per Common Stock

The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 19,612,500 potential common stock for outstanding warrants to purchase the Company’s common stock were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti-dilutive. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the three months ended March 31,
	2022		2021
	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(208,819)	$(54,502)	$—	$(2,067)

Denominator:
Weighted Average Shares Outstanding including common stock subject to redemption	17,250,000	4,502,250	—	3,750,000
Basic and diluted net loss per share	(0.01)	(0.01)	—	(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). This guidance clarifies certain aspects of the current guidance to promote consistency among reporting of an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The guidance was adopted starting January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 4,500,000 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $4,500,000 and the Company’s underwriters purchased an aggregate of 1,500,000 warrants at a price of $1.00 per whole warrant (for an aggregate purchase price of $1,500,000) in a private placement.

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

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, on November 11, 2021 the Sponsor signed a commitment letter to provide loans of up to an aggregate of $1,500,000 to the Company (“Working Capital Loans”). This commitment extends through August 17, 2022. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Representative Shares

Simultaneously with the closing of the IPO, the Company issued to Imperial Capital LLC and/or its designees, 165,000 shares of Class A Common Stock (the “Representative Shares”). On August 19, 2021, the over-allotments were exercised in full and the Company issued additional 24,750 Representative Shares to Imperial Capital LLC and/or its designees. The aggregate fair value of the Representative shares was $1,442,100, or $7.60 per share and recorded as offering costs, which was treated as transaction cost of offering.

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

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 7 — Stockholders’ Equity

Preferred stock — The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 189,750 Class A common stocks issued or outstanding excluding 17,250,000 Class A stock subject to redemption.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At March 31, 2022 and December 31, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding. Of the 4,312,500 shares of Class B common stock, an aggregate of up to 562,500 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stocks after the IPO. On August 19, 2021, the over-allotments were exercised in full, hence the 562,500 Founder Shares were no longer subject to forfeiture.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as required by law. Unless specified in the Company’s amended and restated certificate of incorporation or bylaws, or as required by applicable provisions of the Delaware General Corporation Law (“DGCL”) or applicable stock exchange rules, the affirmative vote of a majority of the Company’s shares of common stock that are voted is required to approve any such matter voted on by its stockholders.

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

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment in these unaudited condensed financial statements.

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

Results of Operations

As of March 31, 2022, we have not commenced any operations. All activity for the period from June 24, 2020 (inception) through March 31, 2022 relates to our formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the IPO, searching for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below).

For the three months ended March 31, 2022, we had a net loss of $263,321. We incurred $279,885 of general and administrative expenses. We earned interest income of $16,564.

For the three months ended March 31, 2021, we had a net loss of $2,067, which consists of formation and operating costs.

Liquidity and Going Concern

As of March 31, 2022, we had $155,930 in our operating bank account, and working capital of $ 207,198.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

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

We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern, which is considered to be one year from the issuance of the financial statements. The financial statements contained elsewhere in this Quarterly Report do not include any adjustments that might result from our inability to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by August 17, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2022.

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

Contractual Obligations

As of March 31, 2022, we did not have any long-term debt, capital or operating lease obligations.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is possible that the estimates management considered could possibly change due to one or more future events. The most significant estimates that affected the financial statements as of March 31, 2022 are the calculations of the fair values of the over-allotment option, fair values of the representative shares and the fair values of the anchor shares. These estimates are uncertain due to the assumptions used in the stock valuations. These estimates and assumptions have not changed significantly during the year. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

Net Loss Per Common stock

We have two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are allocated on pro rata basis between redeemable and non-redeemable common stock. The 19,612,500 potential common shares for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). This guidance clarifies certain aspects of the current guidance to promote consistency among reporting of an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for all entities, including adoption in an interim period. The guidance was adopted starting January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected to irrevocably opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time public companies adopt the new or revised standard. This may make comparison of our financial statements with another emerging growth company that has not opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, specifically common stock subject to redemption. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management identified a material weakness in internal control related to the Company’s accounting for complex financial instruments. As of September 30, 2021, management identified a material weakness in internal control relating to the classification of common stock subject to redemption, which material weakness continued to exist during the most recent fiscal quarter ended March 31, 2022. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2022, except for the following.

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

CENAQ Energy Corp.

Date: May 12, 2022	By:	/s/ J. Russell Porter
	Name:	J. Russell Porter
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Michael J. Mayell
	Name:	Michael J. Mayell
	Title:	Chief Financial Officer, Treasurer and Director
(Principal Financial and Accounting Officer)