Form 10-Q/A
period 2022-03-31
CENAQ Energy Corp.
filed 2022-08-26
CIK 1841425

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of August 25, 2022, there were 17,439,750 shares of Class A common stock, $0.0001 par value, and 4,312,500 shares of Class B common stock shares of Class B common stock, $0.0001 par value, issued and outstanding

EXPLANATORY NOTE

CENAQ Energy Corp. (the “Company,” “CENAQ,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2022 (this “Amended Form 10-Q/A”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 originally filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2022 (the “Original Quarterly Report”).

Background of Restatement

In connection with the preparation of the Company’s condensed financial statements for the quarterly period ended June 30, 2022, the Company’s management re-evaluated the Company’s accounting of accounts payable and accrued expenses and determined that the Company failed to recognize and accrue certain expenses in connection with its proposed initial business combination resulting in an understatement of the account payable and accrued expenses, which requires restatement of the Company’s condensed financial statements as of and for the quarterly period ended March 31, 2022. The impact of this error was that accounts payable/accrued expenses were understated as of March 31, 2022 and net loss was understated by $672,085 for the quarter ended March 31, 2022. The Company has decided to correct this error during the quarter ended March 31, 2022, concluding that these expenses are material to the balance sheet and the statement of operations as of and for the quarter ended March 31, 2022.

On August 22, 2022,  the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued unaudited interim financial statements as of and for the quarterly period ended March 31, 2022 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 12, 2022 (the “Affected Period”), should be restated to report a portion of the unbilled legal fees amounting to $672,085 in the balance sheet as of March 31, 2022 and in the statement of operations for the quarter ended March 31, 2022.

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The financial information that has been previously filed or otherwise reported for the period ended March 31, 2022 is superseded by the information in this Amended Form 10-Q, and the financial statements and related financial information contained in the Original Quarterly Report, filed on May 12, 2022 should no longer be relied upon. On August 25, 2022, the Company filed a Current Report on Form 8-K disclosing the Audit Committee’s conclusion that the unaudited interim financial statements for the Affected Periods should no longer be relied upon.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 6 of Part II hereof.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2022. The Company’s management has concluded that, in light of the errors described above, an additional material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding the proper recognition of accrued liabilities. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form 10-Q.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Quarterly Report in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Quarterly Report except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I –Item 1. Condensed Financial Statements.

●	Part I –Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part I –Item 4. Controls and Procedures.

●	Part II –Item 1A. Risk Factors.

●	Part II –Item 6. Exhibits.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Quarterly Report and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Quarterly Report and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Quarterly Report.

This Amendment does not reflect adjustments for events occurring after May 12, 2022, the date of the filing of the Original Quarterly Report except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Quarterly Report and all of the Company’s filings after the date hereof.

CENAQ ENERGY CORP.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENAQ ENERGY CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited) (Restated–See Note 2)
Assets:
Current assets:
Cash	$155,930	$505,518
Prepaid expenses	169,996	223,144
Total current assets	325,926	728,662
Marketable securities held in trust account	174,246,244	174,229,680
Total Assets	$174,572,170	$174,958,342

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$790,813	$241,579
Total current liabilities	790,813	241,579
Deferred underwriters’ discount	6,037,500	6,037,500
Total Liabilities	6,828,313	6,279,079

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption,17,250,000 shares at redemption value at March 31, 2022 and December 31, 2021	174,225,000	174,225,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 189,750 issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	19	19
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(6,481,593)	(5,546,187)
Total Stockholders’ Deficit	(6,481,143)	(5,545,737)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$174,572,170	$174,958,342

The accompanying notes are an integral part of these unaudited condensed financial statements.

CENAQ ENERGY CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,
	2022 (Restated-See Note 2)	2021

General and administrative costs	$951,970	$2,067
Loss from operations	(951,970)	(2,067)

Other income:
Interest earned on marketable securities held in Trust Account	16,564	—
Total other income	16,564	—

Net loss	$(935,406)	$(2,067)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	17,250,000	—
Basic and diluted net loss per common stock subject to redemption	$(0.04)	$—
Basic and diluted weighted average shares outstanding, non-redeemable common stock	4,502,250	3,750,000
Basic and diluted net loss per non-redeemable common stock	$(0.04)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CENAQ ENERGY CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (Restated – See Note 2)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	189,750	$19	4,312,500	$431	$—	$(5,546,187)	$(5,545,737)

Net loss	—	—	—	—	—	(935,406)	(935,406)

Balance as of March 31, 2022 (restated)	189,750	$19	4,312,500	$431	$—	$(6,481,593)	$(6,481,143)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	—	$—	4,312,500	$431	$24,569	$(4,713)	$20,287

Net loss	—	—	—	—	—	(2,067)	(2,067)

Balance as of March 31, 2021	—	$—	4,312,500	$431	$24,569	$(6,780)	$18,220

The accompanying notes are an integral part of these unaudited condensed financial statements.

CENAQ ENERGY CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022 (Restated-See Note 2)	2021
Cash Flows from Operating Activities:
Net loss	$(935,406)	$(2,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(16,564)	—
Changes in operating assets and liabilities:
Prepaid expenses	53,148	(26,800)
Accounts payable and accrued expenses	549,234	—
Net cash used in operating activities	(349,588)	(28,867)

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	—	225,571
Repayment of promissory note to related party	—	(68,613)
Payment of deferred offering costs	—	(97,125)
Net cash provided by financing activities	—	59,833

Net change in cash	(349,588)	30,966
Cash, beginning of the period	505,518	11,120
Cash, end of the period	$155,930	$42,086

Supplemental disclosure of noncash investing and financing activities:
Accrued deferred offering costs	$—	$87,453
Deferred offering costs paid by Sponsor in promissory note	$—	$50,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(AS RESTATED)

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

(AS RESTATED)

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

(AS RESTATED)

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

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(AS RESTATED)

Liquidity and Going Concern

As of March 31, 2022, the Company had $155,930 in its operating bank account, and a working capital deficit of $464,887.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors committed to provide the Company with Working Capital Loans up to $1,500,000, as defined later (see Note 6 ). This commitment extends through August 17, 2022. To date, there were no amounts outstanding under any Working Capital Loans.

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

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(AS RESTATED)

Note 2 — Restatement of previously issued Financial Statements

In connection with the preparation of the Company’s condensed financial statements for the quarterly period ended June 30, 2022, the Company’s management re-evaluated the Company’s accounting of accounts payable and accrued expenses and determined that the Company failed to recognize and accrue certain expenses in connection with its proposed initial business combination resulting in an understatement of the account payable and accrued expenses, which requires restatement of the Company’s condensed financial statements as of and for the quarterly period ended March 31, 2022. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts did not affect any prior annual or 10-Q report, but that correcting the impact of such errors would be significant to the interim condensed financial statements as of and for the quarter ended March 31, 2022. Accordingly, the Company has corrected such material errors by adjusting its March 31, 2022 interim condensed financial statements as of and for the quarter ended March 31, 2022. The following summarizes the effect of the restatement on each financial statement line item.

Condensed Balance Sheet as of March 31, 2022 (unaudited)	As Previously Reported	Adjustment	As Restated
Accounts payable and accrued expenses	$118,728	$672,085	$790,813
Total Liabilities	$6,156,228	$672,085	$6,828,313
Accumulated deficit	$(5,809,508)	$(672,085)	$(6,481,593)
Total Stockholders’ Deficit	$(5,809,058)	$(672,085)	$(6,481,143)

Condensed Statement of Operations for the Three Months Ended March 31, 2022 (unaudited)
General and administrative costs	$279,885	$672,085	$951,970
Loss from operations	$(279,885)	$(672,085)	$(951,970)
Net loss	$(263,321)	$(672,085)	$(935,406)
Basic and diluted net loss per common stock subject to redemption	$(0.01)	$(0.03)	$(0.04)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	$(0.01)	$(0.03)	$(0.04)

Condensed Statement of Changes in Stockholders’ Deficit for the for the Three Months ended March 31, 2022 (unaudited)
Net loss	$(263,321)	$(672,085)	$(935,406)
Accumulated deficit	$(5,809,508)	$(672,085)	$(6,481,593)
Total Stockholders’ Deficit	$(5,809,058)	$(672,085)	$(6,481,143)

Condensed Statement of Cashflows for the Three Months ended March 31, 2022 (unaudited)
Net loss	$(263,321)	$(672,085)	$(935,406)
Accounts payable and accrued expenses	$(122,851)	$672,085	$529,234

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(AS RESTATED)

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

(AS RESTATED)

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

(AS RESTATED)

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

Over-allotment Option Liability

The Company accounted for the over-allotment option (Note 7) in accordance with the guidance contained in ASC 480. The over-allotment is not considered indexed to the Company’s own ordinary shares, and as such, it does not meet the criteria for equity treatment and is recorded as a liability. The fair value changes of over-allotment option liability between IPO closing date and the option exercise date was recorded in operations.

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

(AS RESTATED)

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

	For the three months ended March 31,
	2022 (Restated See Note 2)		2021
	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(741,797)	$(193,609)	$—	$(2,067)

Denominator:
Weighted Average Shares Outstanding including common stock subject to redemption	17,250,000	4,502,250	—	3,750,000
Basic and diluted net loss per share	(0.04)	(0.04)	—	(0.00)

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

(AS RESTATED)

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

The initial stockholders and the Anchor Investors have agreed not to transfer, assign or sell any of their Founder Shares and any Class A common stock issuable upon conversion thereof until the earlier to occur of: (A) six months after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 75 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 75 days after the initial Business Combination, or (2) the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property, the Founder Shares will be released from the Lock-up.

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(AS RESTATED)

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

(AS RESTATED)

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

Note 8 — Stockholders’ Equity

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

(AS RESTATED)

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

For the three months ended March 31, 2022, we had a net loss of $935,406. We incurred $951,970 of general and administrative expenses which includes $672,085 in costs related to identifying a target business. We earned interest income of $16,564.

For the three months ended March 31, 2021, we had a net loss of $2,067, which consists of formation and operating costs.

Liquidity and Going Concern

As of March 31, 2022, we had $155,930 in our operating bank account, and working capital deficit of $464,887.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, specifically common stock subject to redemption and the improper recording of accrued liabilities. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management identified material weaknesses in internal control related to the Company’s accounting for complex financial instruments and improper recording of accrued liabilities. As of September 30, 2021, management identified a material weakness in internal control relating to the classification of common stock subject to redemption and additionally as of March 31, 2022 a material weakness relating to the improper recording of accrued liabilities which material weaknesses continued to exist during the most recent fiscal quarter ended March 31, 2022. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

In connection with the preparation of our financial statements as of September 30, 2021, we reevaluated the classification of the Class A common stock subject to possible redemption. This revaluation was due to a recent notification from the SEC that SPAC’s must not report possible redemption of stock as permanent equity. After consultation with the chairman of our audit committee, our management concluded that the previously issued audited balance sheet dated as of August 17, 2021 related to the consummation of our initial public offering, which should be restated to report all Class A common stock subject to possible redemption as temporary equity. As part of such process, we identified a material weakness in our internal control over financial reporting related to the lack of ability to account for complex financial instruments. During the quarter ended December 31, 2021, management identified a material weakness in internal control relating to the over-allotment option. During the quarter ended June 30, 2022, management identified a material weakness for improper recording of accrued liabilities which affected the quarter ended March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud, and material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. However, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this restated Quarterly Report on Form 10-Q/A.

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

CENAQ Energy Corp.

Date: August 25, 2022	By:	/s/ J. Russell Porter
	Name:	J. Russell Porter
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 25, 2022	By:	/s/ Michael J. Mayell
	Name:	Michael J. Mayell
	Title:	Chief Financial Officer, Treasurer and Director
(Principal Financial and Accounting Officer)