Form 10-Q
period 2022-06-30
CENAQ Energy Corp.
filed 2022-08-26
CIK 1841425

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 25, 2022, there were 17,439,750 shares of Class A common stock, $0.0001 par value, and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding

CENAQ ENERGY CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENAQ ENERGY CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets:
Current assets:
Cash	$86,284	$505,518
Prepaid expenses	75,961	223,144
Total current assets	162,245	728,662

Deferred financing costs	25,000	—
Marketable securities held in trust account	174,451,326	174,229,680
Total Assets	$174,638,571	$174,958,342

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$969,794	$241,579
Income taxes payable	5,088	—
Interest payable	1,062	—
Promissory note - related party	125,000	—
Total current liabilities	1,100,944	241,579
Deferred underwriters’ discount	6,037,500	6,037,500
Total Liabilities	7,138,444	6,279,079

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 17,250,000 shares at $10.10 redemption value at June 30, 2022 and December 31, 2021	174,225,000	174,225,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 189,750 issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	19	19
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding at June 30, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(6,725,323)	(5,546,187)
Total Stockholders’ Deficit	(6,724,873)	(5,545,737)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$174,638,571	$174,958,342

The accompanying notes are an integral part of these unaudited condensed financial statements.

CENAQ ENERGY CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

General and administrative costs	$442,662	$3,285	$1,394,632	$5,352
Loss from operations	(442,662)	(3,285)	(1,394,632)	(5,352)

Other income (expense):
Interest earned on marketable securities held in Trust Account	204,584	—	221,148	—
Interest expense on promissory note - related party	(1,062)	—	(1,062)	—
Unrealized gain on marketable securities held in Trust Account	498	—	498	—
Total other income, net	204,020	—	220,584	—

Loss before provision for income taxes	(238,642)	(3,285)	(1,174,048)	(5,352)
Provision for income taxes	(5,088)	—	(5,088)	—
Net loss	$(243,730)	$(3,285)	$(1,179,136)	$(5,352)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	17,250,000	—	17,250,000	—
Basic and diluted net loss per common stock subject to redemption	(0.01)	—	(0.05)	—

Basic and diluted weighted average shares outstanding, non-redeemable common stock (1)	4,502,250	3,750,000	4,502,250	3,750,000
Basic and diluted net loss per non-redeemable common stock	(0.01)	(0.00)	(0.05)	(0.00)

(1)	Excludes an aggregate of up to 562,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of June 30, 2021(see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CENAQ ENERGY CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	189,750	$19	4,312,500	$431	$—	$(5,546,187)	$(5,545,737)

Net loss	—	—	—	—	—	(935,406)	(935,406)
Balance — March 31, 2022	189,750	$19	4,312,500	$431	$—	$(6,481,593)	$(6,481,143)

Net loss	—	—	—	—	—	(243,730)	(243,730)
Balance — June 30, 2022	189,750	$19	4,312,500	$431	$—	$(6,725,323)	$(6,724,873)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	—	$—	4,312,500	$431	$24,569	$(4,713)	$20,287

Net loss	—	—	—	—	—	(2,067)	(2,067)
Balance as of March 31, 2021	—	$—	4,312,500	$431	$24,569	$(6,780)	$18,220

Net loss	—	—	—	—	—	(3,285)	(3,285)
Balance — June 30, 2021	—	$—	4,312,500	$431	$24,569	$(10,065)	$14,935

(1)	Includes up to 562,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CENAQ ENERGY CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(1,179,136)	$(5,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(221,148)	—
Unrealized gain on cash and marketable securities held in Trust Account	(498)	—
Changes in operating assets and liabilities:
Prepaid expenses	147,183	(26,800)
Due to related party	—	43
Accounts payable and accrued expenses	703,215	—
Interest payable	1,062	—
Income taxes payable	5,088	—
Net cash used in operating activities	(544,234)	(32,109)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	125,000	225,571
Repayment of promissory note to related party	—	(68,613)
Payment of deferred offering costs	—	(99,800)
Net cash provided by financing activities	125,000	57,158

Net Change in Cash	(419,234)	25,049
Cash – Beginning of period	505,518	11,120
Cash – End of period	$86,284	$36,169

Supplemental disclosure of noncash investing and financing activities:
Deferred financing costs included in accounts payable and accrued expenses	$25,000	$—
Accrued deferred offering costs	$—	$24,720
Deferred offering costs paid by Sponsor in promissory note	$—	$2,604

The accompanying notes are an integral part of these unaudited condensed financial statements.

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Organization and Business Operations

CENAQ Energy Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on June 24, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). On August 12, 2022, the Company has filed a proxy statement with the SEC in connection with the Business Combination Agreement.

As of June 30, 2022, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from June 24, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is CENAQ Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on August 12, 2021 (the “Effective Date”). On August 17, 2021, the Company consummated its IPO of 15,000,000 units (the “Units”). Each Unit consists of one Class A common stock of the Company, par value $0.0001 per share (the “Class A common stock”), and three-quarters of one redeemable warrant of the Company (“Warrant”), each whole Warrant entitling the holder thereof to purchase one Class A common stock for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $150,000,000, which is discussed in Note 3.

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

Following the closing of the IPO on August 17, 2021 and over-allotment on August 19, 2021, $174,225,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO, and a portion of the proceeds from the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and may only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay franchise and income tax obligations as well as expenses relating to the administration of the Trust Account, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (a) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete initial Business Combination within 12 months (or within 18 months if the Company extends the period of time to consummate its initial Business Combination) from August 17, 2021, or (b) relating to any other provisions relating to stockholders’ rights or permitted pre-initial business combination activity, or (iii) the redemption of the Company’s public shares if the Company is unable to complete its Business Combination within 12 months (or within 18 months if the Company extends the period of time to consummate its initial Business Combination) from August 17, 2021, subject to applicable law. As of the date of the filing of these financial statements, the period of time for the Company to complete a business combination under its amended and restated certificate of incorporation is extended for a period of 3 months from August 17, 2022 to November 16, 2022 based upon the filing of a proxy statement for an initial business combination on August 12, 2022 (Note 8). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders, according to the investment management trust agreement.

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

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company will have until August 17, 2022, 12 months from the closing of the IPO, to complete the initial Business Combination (the “Combination Period”). If the Company anticipates that it may not be able to consummate its initial Business Combination within the Combination Period, it may, but not obligated to, extend the Combination Period two times by an additional three months each time (for a total of up to 18 months to complete a Business Combination); provided that the Sponsor (or its designees) must deposit into the trust account funds equal to one percent (1%) of the gross proceeds of the offering (including such proceeds from the exercise of the underwriters’ over-allotment option, if exercised) for each 3-month extension of the time period to complete the initial Business Combination, in exchange for a non-interest bearing, unsecured promissory note. However, if the Company filed a proxy statement, registration statement or similar filing for an initial business combination within the initial 12-month period, we may extend the period of time to consummate a business combination by three months (or up to 15 months to complete a business combination) without depositing the Additional Funds. As of the date of the filing of these financial statements, the period of time for the Company to complete a business combination under its amended and restated certificate of incorporation is extended for a period of 3 months from August 17, 2022 to November 16, 2022 based upon the filing of a proxy statement for an initial business combination on August 12, 2022 (Note 8).

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

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Liquidity and Going Concern

As of June 30, 2022, the Company had $86,284 in its operating bank account, and a working capital deficit of $938,699.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors committed to provide the Company with Working Capital Loans up to $1,500,000, as defined later (see Note 5). This commitment extends through August 17, 2022. As of the date of the filing of these financial statements, the period of time for the Company to complete a business combination under its amended and restated certificate of incorporation is extended for a period of 3 months from August 17, 2022 to November 16, 2022 based upon the filing of a proxy statement for an initial business combination on August 12, 2022. To date, there were no amounts outstanding under any Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by November 16, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 16, 2022.

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The most significant estimates that affected the financial statements as of June 30, 2022 and December 31, 2021 are the calculations of the fair values of the over-allotment option, fair values of the representative shares and the fair values of the anchor shares. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company has cash of $86,284 and $505,518, respectively. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Marketable Securities held in Trust Account

As of June 30, 2022, the Company had $174,451,326 in Marketable Securities held in the Trust Account which was invested in US Treasury bills. Upon closing of the IPO, $10.10 per Unit sold in the IPO, including the proceeds of the sale of the Private Placement Warrants, were held in a trust account (“Trust Account”) and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2022, the Company has not experienced losses on this account.

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

Deferred Financing Costs

Deferred financing costs consists of legal expenses incurred through the balance sheet date that are directly related to a proposed financing agreement of a Business Combination. As of June 30, 2022, there were $25,000 of deferred financing costs recorded in the accompanying condensed balance sheets.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, other than the over-allotment option, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature. The net asset value for the investments held in the trust account as of June 30, 2022 and December 31, 2021 was $174,451,326 and $174,229,680, respectively.

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

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid expenses, and accrued expenses are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

The Company valued the over-allotment option using the Black Scholes model and the over-allotment option liability is recorded as a Level 3 financial instrument due to the unobservable inputs. At August 17, 2021, the Company recorded $157,500 of over-allotment liability. On August 19, 2021, in connection with the fully exercise of over-allotment option by the underwriters, the Company recorded changes of fair value of over-allotment option of $22,500, and reclassified $180,000 of over-allotment liability into equity.

Over-allotment Option Liability

The Company accounted for the over-allotment option (Note 6) in accordance with the guidance contained in ASC 480. The over-allotment is not considered indexed to the Company’s own common stock, and as such, it does not meet the criteria for equity treatment and is recorded as a liability. The fair value changes of over-allotment option liability between IPO closing date and the option exercise date was recorded in operations.

Class A common stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. At June 30, 2022 and December 31, 2021, 17,250,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Net Loss Per Common Stock

The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 19,612,500 potential common stock for outstanding warrants to purchase the Company’s common stock were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti-dilutive. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(193,283)	$(50,447)	$—	$(3,285)	$(935,080)	$(244,056)	$—	$(5,352)
Denominator:
Weighted Average Shares Outstanding including common stock subject to redemption	17,250,000	4,502,250	—	3,750,000	17,250,000	4,502,250	—	3,750,000
Basic and diluted net loss per share	$(0.01)	$(0.01)	$—	$(0.00)	$(0.05)	$(0.05)	$—	$(0.00)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was 2.13% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.43% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to merger and acquisition expenses, unrealized gain on marketable securities held in the Trust Account and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Promissory Note — Related Party

On May 31, 2022, the Sponsor agreed to loan the Company $125,000 pursuant to a promissory note (the “Promissory Note”). The Promissory Note bears an interest of 10% per annum, payable on the earlier of (i) February 17, 2023 or (ii) the closing date on which the Company consummates an initial business combination. As of June 30, 2022, there was $125,000 outstanding under the Promissory Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, on November 11, 2021 the Sponsor signed a commitment letter to provide loans of up to an aggregate of $1,500,000 to the Company (“Working Capital Loans”). This commitment extends through August 17, 2022. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 7 — Stockholders’ Equity

Preferred stock — The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preferred stock issued and outstanding.

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 189,750 Class A common stocks issued or outstanding excluding 17,250,000 Class A stock subject to redemption.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At June 30, 2022 and December 31, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding. Of the 4,312,500 shares of Class B common stock, an aggregate of up to 562,500 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stocks after the IPO. On August 19, 2021, the over-allotments were exercised in full, hence the 562,500 Founder Shares were no longer subject to forfeiture.

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

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment in these unaudited condensed financial statements.

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Business Combination Agreement

On August 12, 2022, the Company, Verde Clean Fuels OpCo, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“OpCo”), and, for a limited purpose, the Sponsor, entered into a business combination agreement (as the same may be amended from time to time, the “Business Combination Agreement”) with Bluescape Clean Fuels Holdings, LLC, a Delaware limited liability company (“Holdings”), and Bluescape Clean Fuels Intermediate Holdings, LLC, a Delaware limited liability company (“Intermediate”). The transactions contemplated by the Business Combination Agreement are collectively referred to herein as the “business combination.”

Pursuant to the Business Combination Agreement, during the period between the consummation of the business combination and the earlier of the five year anniversary from the consummation of the business combination or the date of the consummation of a sale of the post combination company (the "Earn Out Period"), OpCo may transfer up to 3,500,000 Class C common units of OpCo and a corresponding number of shares of Class C common stock, par value $0.0001 per share, of the post combination company to Holdings within five business days after the occurrence of certain triggering events.

Sponsor Letter

In connection with the execution of the Business Combination Agreement, on August 12, 2022, the Sponsor entered into a letter agreement with Intermediate, Holdings and the Company, pursuant to which, among other things, the Sponsor agreed to (i) forfeit 2,475,000 of its Private Placement Warrants, (ii) comply with the lock-provisions in the Letter Agreement, dated August 12, 2021, by and among the Company, the Sponsor and the Company’s directors and officers, (iii) vote all of its shares of Class A common stock and Founder Shares in favor of the adoption and approval of the Business Combination Agreement and the business combination, (iv) not redeem any of its shares of Class A common stock in connection with such stockholder approval, (v) waive its anti-dilution rights with respect to its Founder Shares in connection with the consummation of the business combination and (vi) subject a portion of the shares of Class A common stock it will receive as a result of the conversion of its Founder Shares in connection with the consummation of the business combination to forfeiture if certain triggering events do not occur during the Earn Out Period.

Underwriters Letter

In connection with the execution of the Business Combination Agreement, on August 12, 2022, the Company, Intermediate and Holdings entered into a letter agreement with the underwriters, pursuant to which, among other things, (i) Imperial Capital, LLC agreed to forfeit all of its 1,423,125 Private Placement Warrants and all of its 156,543 Representative Shares, (ii) I-Bankers Securities, Inc. agreed to forfeit all of its 301,875 Private Placement Warrants and all of its 33,207 Representative Shares and (iii) the underwriters agreed to reduce their deferred underwriting fees related to the IPO from $6,037,500 to $4,312,500.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, on August 12, 2022, the Company entered into separate subscription agreements with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, and the Company agreed to sell to the PIPE Investors, an aggregate of 8,000,000 shares of Class A common stock for a purchase price of $10.00 per share and an aggregate purchase price of $80,000,000 in a private placement (the “PIPE Financing”). Of the $80,000,000 of commitments, Holdings has agreed to purchase 800,000 shares to be sold in the PIPE Financing for an aggregate commitment of $8,000,000. Arb Clean Fuels Management LLC (“Arb Clean Fuels”), an entity affiliated with a member of the Sponsor, has agreed to purchase 7,000,000 shares to be sold in the PIPE Financing for an aggregate commitment of $70,000,000; provided, that, to the extent funds in the Trust Account immediately prior to the consummation of the business combination, after giving effect to the Company stockholders’ redemption rights, exceed $17,420,000, each $10.00 increment of such excess funds shall reduce Arb Clean Fuels’ commitment by $10.00 up to a maximum reduction of $20,000,000. Additionally, an entity unaffiliated with the Sponsor has agreed to purchase 200,000 shares for an aggregate commitment of $2,000,000.

Lock-Up Agreement

In connection with the execution of the Business Combination Agreement, on August 12, 2022, Holdings entered into a Lock-Up Agreement, pursuant to which Holdings agreed to subject its shares of common stock received in connection with the business combination to the lock-up provisions therein.

Extension

On August 12, 2022, the Company issued a press release announcing that its board of directors has elected to extend the date by which it has to consummate its initial business combination from August 17, 2022 to November 16, 2022 (the “Extension”), as permitted under the Company’s third amended and restated certificate of incorporation. The Company must complete an initial business combination within 12 months from the closing of the IPO on August 17, 2021 (the “Initial Combination Period”), which may be extended by three months if it files a proxy statement, registration statement or similar filing for an initial business combination within the Initial Combination Period. The Company filed a preliminary proxy statement in connection with its previously announced business combination with Intermediate with the SEC on August 12, 2022, extending the time it has to complete its initial business combination from August 17, 2022 to November 16, 2022.

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Agreements to be Executed at Closing

The Business Combination Agreement also contemplates the execution by the parties of various agreements at the Closing, including, among others, the below.

Tax Receivable Agreement

In connection with the business combination, the Company will enter into the tax receivable agreement (the “Tax Receivable Agreement”) with Holdings (together with its permitted transferees, the “TRA Holders,” and each a “TRA Holder”) and the Agent (as defined therein), which will generally provide for the payment by Verde Inc. to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that Verde Inc. realizes (or is deemed to realize in certain circumstances) in periods after the business combination as a result of (i) certain increases in tax basis that occur as a result of Verde Inc.’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Class C OpCo Units pursuant to an OpCo Holder Exchange set forth in the A&R LLC Agreement, and (ii) imputed interest deemed to be paid by Verde Inc. as a result of, and additional tax basis arising from, any payments Verde Inc. makes under the Tax Receivable Agreement. Verde Inc. will retain the benefit of the remaining 15% of these net cash savings.

Payments generally will be made under the Tax Receivable Agreement as Verde Inc. realizes actual cash tax savings in periods after the consummation of the business combination from the tax benefits covered by the Tax Receivable Agreement. However, if the Tax Receivable Agreement terminates early (at Verde Inc.’s election or due to other circumstances, including Verde Inc.’s breach of a material obligation thereunder or upon certain changes of control described in the Tax Receivable Agreement), Verde Inc. would be required to make an immediate payment to each TRA Holder equal to the present value of the anticipated future payments to be made by it under the Tax Receivable Agreement (based upon certain valuation assumptions and deemed events set forth in the Tax Receivable Agreement), such payments not to exceed $50 million, in the aggregate, in the case of certain changes of control.

Verde Inc. will depend on OpCo to make distributions to Verde Inc. in an amount sufficient to cover Verde Inc.’s obligations under the Tax Receivable Agreement.

A&R LLC Agreement

Following the Closing, Verde Inc. will operate its business through OpCo. On the Closing Date, Verde Inc. and Holdings will enter into an amended and restated limited liability company agreement of OpCo (the “A&R LLC Agreement”). The A&R LLC Agreement will provide, among other things, that each Class C OpCo Unit will be exchangeable, subject to certain conditions, for one share of Class A Common Stock, and a corresponding share of Class C Common Stock will be cancelled in connection with such exchange, pursuant to and in accordance with the terms of the A&R LLC Agreement.

A&R Registration Rights Agreement

In connection with the Closing, that certain Registration Rights Agreement dated August 17, 2021 (the “IPO Registration Rights Agreement”) will be amended and restated and Verde Inc., certain stockholders of CENAQ prior to the Closing (the “Initial Holders”) and certain stockholders receiving Class A Common Stock and Class C Common Stock pursuant to the business combination (the “New Holders” and together with the Initial Holders, the “Reg Rights Holders”) will enter into an amended and restated IPO Registration Rights Agreement (the “A&R Registration Rights Agreement”).

Pursuant to the A&R Registration Rights Agreement, Verde Inc. will agree that, within thirty (30) days after the Closing, it will use its commercially reasonable efforts to file with the SEC (at Verde Inc.’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the Reg Rights Holders (the “Resale Registration Statement”), and Verde Inc. will use its commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof. In certain circumstances, the Reg Rights Holders can demand Verde Inc.’s assistance with underwritten offerings and block trades, and the Reg Rights Holders will be entitled to certain piggyback registration rights.

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

Results of Operations

As of June 30, 2022, we have not commenced any operations. All activity for the period from June 24, 2020 (inception) through June 30, 2022 relates to our formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the IPO, searching for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below).

For the three months ended June 30, 2022, we had a net loss of $243,730. We incurred $442,662 of general and administrative expenses which includes $236,978 in costs related to identifying a target business, $1,062 of interest expense on promissory note from related party and $5,088 of provision for income taxes. We earned interest income of $204,584 and $498 of unrealized gain on marketable securities held in Trust Account.

For the six months ended June 30, 2022, we had a net loss of $1,179,136. We incurred $1,394,632 of general and administrative expenses which includes $909,063 in costs related to identifying a target business, $1,062 of interest expense on promissory note from related party and $5,088 of provision for income taxes. We earned interest income of $221,148 and $498 of unrealized gain on marketable securities held in Trust Account .

For the three months ended June 30, 2021, we had a net loss of $3,285, which primarily consisted of Bank Charges of $1,236 and Other Miscellaneous Service Cost of $2,049.

For the six months ended June 30, 2021, we had a net loss of $5,352, which primarily consisted of Bank Charges of $2,493 and Other Miscellaneous Service Cost of $2,859.

Liquidity and Going Concern

As of June 30, 2022, we had $86,284 in our operating bank account, and working capital deficit of $938,699.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors committed to provide the Company with Working Capital Loans up to $1,500,000, as defined later (see Note 5). This commitment extends through August 17, 2022. As of the date of the filing of these financial statements, the period of time for the Company to complete a business combination under its amended and restated certificate of incorporation is extended for a period of 3 months from August 17, 2022 to November 16, 2022 based upon the filing of a proxy statement for an initial business combination on August 12, 2022. To date, there were no amounts outstanding under any Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by November 16, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 16, 2022.

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

Contractual Obligations

As of June 30, 2022, we did not have any long-term debt, capital or operating lease obligations.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is possible that the estimates management considered could possibly change due to one or more future events. The most significant estimates that affected the financial statements as of June 30, 2022 are the calculations of the fair values of the over-allotment option, fair values of the representative shares and the fair values of the anchor shares. These estimates are uncertain due to the assumptions used in the stock valuations. These estimates and assumptions have not changed significantly during the year. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

Net Loss Per Common stock

We have two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are allocated on pro rata basis between redeemable and non-redeemable common stock. The 19,612,500 potential common shares for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, specifically common stock subject to redemption and the improper recording of accrued liabilities. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management identified material weaknesses in internal control related to the Company’s accounting for complex financial instruments and improper recording of accrued liabilities. As of September 30, 2021, management identified a material weakness in internal control relating to the classification of common stock subject to redemption and additionally as of March 31, 2022 a material weakness relating to the improper recording of accrued liabilities. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Other than changes that have resulted from the material weakness remediation activities noted above, there has been no change in our internal control over financial reporting, during the most recently completed fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2022.

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

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1	Business Combination Agreement, dated as of August 12, 2022, by and among Intermediate, the Company, Holdings, OpCo and the Sponsor (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K file with the SEC on August 12, 2022).

10.1	Sponsor Agreement, dated as of August 12, 2022, by and among Intermediate, the Company, Holdings and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K file with the SEC on August 12, 2022).

10.2	Underwriters Letter, dated as of August 12, 2022, by and among Intermediate, the Company, Holdings and the underwriters (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K file with the SEC on August 12, 2022).

10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K file with the SEC on August 12, 2022).

10.4	Subscription Agreement, dated as of August 12, 2022, by and between the Company and Arb Clean Fuels (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K file with the SEC on August 12, 2022).

10.5	Lock-Up Agreement, dated as of August 12, 2022 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K file with the SEC on August 12, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

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