Form 10-K/A
period 2021-12-31
CENAQ Energy Corp.
filed 2022-09-15
CIK 1841425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-40743

CENAQ Energy Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-1863331
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4550 Post Oak Place Dr.,
Suite 300, Houston, Texas	77027
(Address of principal executive offices)	(Zip code)

(713)-820-6300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and three-quarters of one warrant	CENQU	The NASDAQ Stock Market LLC
Class A common stock, par value $0.0001 per share	CENQ	The NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	CENQW	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2022 (“Original Filing Date”). The sole purpose of this Amendment No. 1 is to correct errors in the exhibit index.

This Amendment No. 1 contains only the Cover Page to this Amendment No. 1, this Explanatory Note, Item 15, the Signature Page, the Bylaws attached to this Amendment No. 1 as Exhibit 3.2 and new certifications attached to this Amendment No. 1 as Exhibits 31.1 and 31.2 pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

No other changes have been made to the Original Filing. This Amendment No. 1 speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date and does not modify or update in any way disclosures made in the Original Filing.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Annual Report on Form 10-K/A:

 (3) Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of CENAQ Energy Corp. (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1/A filed on August 6, 2021).

3.2**	Bylaws of CENAQ Energy Corp.

3.3	Certificate of Validation of CENAQ Energy Corp. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed on March 1, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 17, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on March 1, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed on June 21, 2021).

4.4	Warrant Agreement by and between Continental Stock Transfer & Trust Company and CENAQ Energy Corp., dated as of August 17, 2021 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 17, 2021).

4.5*	Description of Securities of CENAQ Energy Corp.

10.1	Letter Agreement, by and among CENAQ Energy Corp. and its officers and directors and CENAQ Sponsor LLC, dated as of August 12, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2021).

10.2	Investment Management Trust Agreement, by and between Continental Stock Transfer & Trust Company and CENAQ Energy Corp., dated as of August 17, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2021).

10.3	Registration Rights Agreement, by and among CENAQ Energy Corp. and certain security holders, dated as of August 17, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 17, 2021).

10.4	Sponsor Warrants Purchase Agreement, by and between CENAQ Energy Corp. and CENAQ Sponsor LLC, dated as of March 1, 2021, (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on March 1, 2021).

10.5	Underwriters Warrants Purchase Agreement, by and between CENAQ Energy Corp. and Imperial Capital LLC as representative of several underwriters, dated as of August 17, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 17, 2021).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on March 1, 2021).

10.7	Letter Agreement, by and between CENAQ Energy Corp. and Imperial Capital LLC as representative of several underwriters, dated as of August 17, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 17, 2021).

10.8	Form of Investment Agreement with the Anchor Investors (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed on August 6, 2021).

24*	Power of Attorney (included on signature pages of the Original Filing)

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed or furnished with the Original Filing
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 15, 2022

CENAQ Energy Corp.

/s/ J. Russell Porter
Name:	J. Russell Porter
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Michael J. Mayell
Name:	Michael J. Mayell
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	Date

/s/ J. Russell Porter	Chief Executive Officer and Director	September 15, 2022
J. Russell Porter	(Principal Executive Officer)

/s/ Michael J. Mayell	Chief Financial Officer and Director	September 15, 2022
Michael J. Mayell	(Principal Financial and Accounting Officer)

*	Chairman of the Board	September 15, 2022
John B. Connally III

*	Director	September 15, 2022
Benjamin Francisco Salinas Sada

*	Director	September 15, 2022
Denise DuBard

*	Director	September 15, 2022
Michael S. Bahorich

*	Director	September 15, 2022
David Bullion

*	Pursuant to Power of Attorney

By:	/s/ J. Russell Porter
J. Russell Porter
Attorney-in-Fact

4