Form 10-Q
period 2022-09-30
CENAQ Energy Corp.
filed 2022-11-21
CIK 1841425

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 21, 2022, there were 20,927,250 shares of Class A common stock, $0.0001 par value, and 825,000 shares of Class B common stock, $0.0001 par value, issued and outstanding

CENAQ ENERGY CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENAQ ENERGY CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets:
Current assets:
Cash	$8,242	$505,518
Prepaid expenses	15,038	223,144
Total current assets	23,280	728,662

Deferred financing costs	25,000	—
Marketable securities held in trust account	174,873,584	174,229,680
Total Assets	$174,921,864	$174,958,342

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,510,208	$241,579
Income taxes payable	131,832	—
Interest payable	4,212	—
Promissory note - related party	125,000	—
Total current liabilities	3,771,252	241,579
Deferred underwriters’ discount	6,037,500	6,037,500
Total Liabilities	9,808,752	6,279,079

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 17,250,000 shares at $10.13 and $10.10 redemption value at September 30, 2022 and December 31, 2021, respectively	174,726,102	174,225,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 189,750 issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	19	19
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding at September 30, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(9,613,440)	(5,546,187)
Total Stockholders’ Deficit	(9,612,990)	(5,545,737)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$174,921,864	$174,958,342

The accompanying notes are an integral part of these unaudited condensed financial statements.

CENAQ ENERGY CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

General and administrative costs	$3,013,729	$68,294	$4,408,361	$73,646
Loss from operations	(3,013,729)	(68,294)	(4,408,361)	(73,646)

Other income:
Interest earned on marketable securities held in Trust Account	757,106	999	978,254	999
Interest expense on promissory note - related party	(3,150)	—	(4,212)	—
Unrealized loss on marketable securities held in Trust Account	(498)	—	—	—
Total other income, net	753,458	999	974,042	999

Loss before provision for income taxes	(2,260,271)	(67,295)	(3,434,319)	(72,647)
Provision for income taxes	(126,744)	—	(131,832)	—
Net loss	$(2,387,015)	$(67,295)	$(3,566,151)	$(72,647)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	17,250,000	8,201,087	17,250,000	2,773,897
Basic and diluted net loss per common stock subject to redemption	(0.11)	(0.01)	(0.16)	(0.01)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	4,502,250	4,097,005	4,502,250	3,867,369
Basic and diluted net loss per non-redeemable common stock	(0.11)	(0.01)	(0.16)	(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CENAQ ENERGY CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	189,750	$19	4,312,500	$431	$—	$(5,546,187)	$(5,545,737)

Net loss	—	—	—	—	—	(935,406)	(935,406)
Balance — March 31, 2022	189,750	19	4,312,500	431	—	(6,481,593)	(6,481,143)

Net loss	—	—	—	—	—	(243,730)	(243,730)
Balance — June 30, 2022	189,750	19	4,312,500	431	—	(6,725,323)	(6,724,873)

Remeasurement adjustment of Class A common stock subject to possible redemption	—	—	—	—	—	(501,102)	(501,102)
Net income	—	—	—	—	—	(2,387,015)	(2,387,015)
Balance — September 30, 2022	189,750	$19	4,312,500	$431	$—	$(9,613,440)	$(9,612,990)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	—	$—	4,312,500	$431	$24,569	$(4,713)	$20,287

Net loss	—	—	—	—	—	(2,067)	(2,067)
Balance as of March 31, 2021	—	—	4,312,500	431	24,569	(6,780)	18,220

Net loss	—	—	—	—	—	(3,285)	(3,285)
Balance — June 30, 2021	—	—	4,312,500	431	24,569	(10,065)	14,935

Issuance of 189,750 representative shares to underwriters	189,750	19	—	—	1,442,081	—	1,442,100
Excess of fair value of Anchor Shares	—	—	—	—	6,265,215	—	6,265,215
Fair value of 12,937,500 Public Warrants net of allocated offering costs	—	—	—	—	11,627,801	—	11,627,801
Proceeds of 6,625,000 Private Placement Warrants net of allocated offering costs	—	—	—	—	6,366,396	—	6,366,396
Measurement adjustment of Class A common stock subject to possible redemption	—	—	—	—	(25,726,062)	(5,089,388)	(30,815,450)
Net loss	—	—	—	—	—	(67,295)	(67,295)
Balance — September 30, 2021	189,750	$19	4,312,500	$431	$—	$(5,166,748)	$(5,166,298)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CENAQ ENERGY CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(3,566,151)	$(72,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(978,254)	(999)
Payment made on behalf of the SPAC by related party	—	4,688
Changes in operating assets and liabilities:
Prepaid expenses	208,106	(334,604)
Accounts payable and accrued expenses	3,243,629	(40,630)
Interest payable	4,212	—
Income taxes payable	131,832	—
Net cash used in operating activities	(956,626)	(444,192)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	—	(174,225,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	334,350	—
Net cash used in investing activities	334,350	(174,225,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	169,050,000
Proceeds from private placement	—	6,675,000
Proceeds from issuance of promissory note to related party	125,000	225,000
Repayment of promissory note to related party	—	(379,317)
Payment of deferred offering costs	—	(373,001)
Net cash provided by financing activities	125,000	175,197,682

Net Change in Cash	(497,276)	528,490
Cash – Beginning of period	505,518	11,120
Cash – End of period	$8,242	$539,610

Supplemental disclosure of noncash investing and financing activities:
Deferred financing costs included in accounts payable and accrued expenses	$25,000	$—
Deferred underwriting commissions charged to additional paid in capital	$—	$6,037,500
Due from related party	$—	$50,000
Remeasurement adjustment of Class A common stock subject to possible redemption	$501,102	$30,815,451

The accompanying notes are an integral part of these unaudited condensed financial statements.

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Organization and Business Operations

CENAQ Energy Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on June 24, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). On November 10, 2022, the Company filed a definitive proxy statement with the SEC in connection with the Business Combination Agreement (as defined below).

As of September 30, 2022, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from June 24, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), described below, and identifying a target company for a Business Combination, in particular, activities in connection with the potential transaction with Bluescape (see Note 6). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Certain qualified institutional buyers or institutional accredited investors which are not affiliated with any member of the Company’s management (the “Anchor Investors”) have purchased up to 1,485,000 Units in the IPO at the offering price of $10.00 per Unit, generating gross proceeds to the Company of $14,850,000 included in the gross proceeds from units offered to the public of $150,000,000.

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

As of the date of the filing of these financial statements, the period of time for the Company to complete a business combination under its amended and restated certificate of incorporation is extended for a period of 3 months from November 16, 2022 to February 16, 2023. In connection with the Extension, the Sponsor has deposited $1,725,000, representing 1% of the gross proceeds of the IPO, into the Trust Account for its public stockholders (Note 8).

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

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company will have until August 17, 2022, 12 months from the closing of the IPO, to complete the initial Business Combination (the “Combination Period”). If the Company anticipates that it may not be able to consummate its initial Business Combination within the Combination Period, it may, but not obligated to, extend the Combination Period two times by an additional three months each time (for a total of up to 18 months to complete a Business Combination); provided that the Sponsor (or its designees) must deposit into the trust account funds equal to one percent (1%) of the gross proceeds of the offering (including such proceeds from the exercise of the underwriters’ over-allotment option, if exercised) for each 3-month extension of the time period to complete the initial Business Combination, in exchange for a non-interest bearing, unsecured promissory note. However, if the Company filed a proxy statement, registration statement or similar filing for an initial business combination within the initial 12-month period, we may extend the period of time to consummate a business combination by three months (or up to 15 months to complete a business combination) without depositing the Additional Funds. The period of time for the Company to complete a business combination under its amended and restated certificate of incorporation is extended for a period of 3 months from August 17, 2022 to November 16, 2022 based upon the filing of a proxy statement for an initial business combination on August 12, 2022. As of the date of the filing of these financial statements, the period of time for the Company to complete a business combination under its amended and restated certificate of incorporation is extended for a period of 3 months from November 16, 2022 to February 16, 2023. In connection with the Extension, the Sponsor has deposited $1,725,000, representing 1% of the gross proceeds of the IPO, into the Trust Account for its public stockholders (Note 8).

If the Company is unable to complete the initial Business Combination within the Combination Period, by February 16, 2023, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest released to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors, as well as the Anchor Investors, have agreed to (i) waive their redemption rights with respect to any Founder Shares held by them in connection with the completion of the initial Business Combination, (ii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination within the Combination Period, by February 16, 2023, and (iii) vote any Founder Shares held by them and any public shares purchased during or after the IPO in favor of the initial Business Combination.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Going Concern

As of September 30, 2022, the Company had $8,242 in its operating bank account, and a working capital deficit of $3,600,490.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors committed to provide the Company with Working Capital Loans up to $1,500,000, as defined later (see Note 5). This commitment extends through February 16, 2023. To date, there were no amounts outstanding under any Working Capital Loans.

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

We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern, which is considered to be one year from the issuance of the financial statements. The financial statements contained elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from our inability to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 16, 2023 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur and the deadline to complete a Business Combination not be extended, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 16, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The most significant estimates that affected the financial statements as of September 30, 2022 and December 31, 2021 are the calculations of the fair values of the over-allotment option, fair values of the representative shares and the fair values of the anchor shares. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company has cash of $8,242 and $505,518, respectively. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Marketable Securities held in Trust Account

As of September 30, 2022, the Company had $174,873,584 in Marketable Securities held in the Trust Account which was invested in US Treasury bills. Upon closing of the IPO, $10.10 per Unit sold in the IPO, including the proceeds of the sale of the Private Placement Warrants, were held in a trust account (“Trust Account”) and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022, the Company has not experienced losses on this account.

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

Deferred Financing Costs

Deferred financing costs consists of legal expenses incurred through the balance sheet date that are directly related to a proposed financing agreement of a Business Combination. As of September 30, 2022, there were $25,000 of deferred financing costs recorded in the accompanying condensed balance sheets.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, other than the over-allotment option, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature. The net asset value for the investments held in the trust account as of September 30, 2022 and December 31, 2021 was $174,873,584 and $174,229,680, respectively.

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

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid expenses, and accrued expenses are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

Class A common stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. At September 30, 2022 and December 31, 2021, 17,250,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Net Loss Per Common Stock

The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 19,612,500 potential common stock for outstanding warrants to purchase the Company’s common stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti-dilutive. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(1,892,954)	$(494,061)	$(44,876)	$(22,419)	$(2,828,034)	$(738,117)	$(30,343)	$(42,304)
Denominator:
Weighted Average Shares Outstanding including common stock subject to redemption	17,250,000	4,502,250	8,201,087	4,097,005	17,250,000	4,502,250	2,773,897	3,867,369
Basic and diluted net loss per share	$(0.11)	$(0.11)	$(0.01)	$(0.01)	$(0.16)	$(0.16)	$(0.01)	$(0.01)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 5.61% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 3.84% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to merger and acquisition expenses and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 3 — Initial Public Offering

On August 17, 2021, Company consummated its IPO of 15,000,000 Units. Each Unit consists of one Class A common stock and three-quarters of one redeemable Warrant, each whole Warrant entitling the holder thereof to purchase one Class A common stock for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $150,000,000. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Promissory Note — Related Party

On May 31, 2022, the Sponsor agreed to loan the Company $125,000 pursuant to a promissory note (the “Promissory Note”). The Promissory Note bears an interest of 10% per annum, payable on the earlier of (i) February 17, 2023 or (ii) the closing date on which the Company consummates an initial business combination. As of September 30, 2022, there was $125,000 outstanding under the Promissory Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, on November 11, 2021 the Sponsor signed a commitment letter to provide loans of up to an aggregate of $1,500,000 to the Company (“Working Capital Loans”). This commitment extends through August 17, 2022. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Underwriters Agreement

The Company granted the underwriters a 45-day option from the date of our IPO to purchase up to an additional 2,250,000 units to cover over-allotments, if any. On August 19, 2021, the over-allotments were exercised in full.

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

Imperial Capital LLC has agreed not to transfer, assign or sell any such shares of common stock until the completion of an initial business combination. In addition, Imperial Capital LLC has agreed (i) to waive its redemption rights with respect to such shares of common stock in connection with the completion of our initial business combination; and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares of common stock if the Company fails to complete an initial business combination within the Combination Period, until February 16, 2023.

The representative shares may be deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the registration statement for the IPO pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities may not be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement for the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the commencement of sales of the IPO except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners, registered persons or affiliates or as otherwise permitted under Rule 5110(e)(2).

Business Combination Agreement

On August 12, 2022, the Company, Verde Clean Fuels OpCo, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“OpCo”), and, for a limited purpose, the Sponsor, entered into a business combination agreement (as the same may be amended from time to time, the “Business Combination Agreement”) with Bluescape Clean Fuels Holdings, LLC, a Delaware limited liability company (“Holdings”), and Bluescape Clean Fuels Intermediate Holdings, LLC, a Delaware limited liability company (“Intermediate”). The transactions contemplated by the Business Combination Agreement are collectively referred to herein as the “business combination.” In connection with the closing of the business combination (the “Closing”), the Company will change its name to Verde Clean Fuels, Inc. (“Verde Inc.”).

Pursuant to the Business Combination Agreement, during the period between the consummation of the business combination and the earlier of the five year anniversary from the consummation of the business combination or the date of the consummation of a sale of the post combination company (the “Earn Out Period”), OpCo may transfer up to 3,500,000 Class C common units of OpCo and a corresponding number of shares of Class C common stock, par value $0.0001 per share (“Class C common stock”), of the post combination company to Holdings within five business days after the occurrence of certain triggering events.

Sponsor Letter

In connection with the execution of the Business Combination Agreement, on August 12, 2022, the Sponsor entered into a letter agreement with Intermediate, Holdings and the Company, pursuant to which, among other things, the Sponsor agreed to (i) forfeit 2,475,000 of its Private Placement Warrants, (ii) comply with the lock-provisions in the Letter Agreement, dated August 12, 2021, by and among the Company, the Sponsor and the Company’s directors and officers, (iii) vote all of its shares of Class A common stock and Founder Shares in favor of the adoption and approval of the Business Combination Agreement and the business combination, (iv) not redeem any of its shares of Class A common stock in connection with such stockholder approval, (v) waive its anti-dilution rights with respect to its Founder Shares in connection with the consummation of the business combination and (vi) subject a portion of the shares of Class A common stock as a result of the conversion of its Founder Shares to forfeiture if certain triggering events do not occur during the Earn Out Period.

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

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Agreements to be Executed at Closing

The Business Combination Agreement also contemplates the execution by the parties of various agreements at the Closing, including, among others, those below.

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

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 7 — Stockholders’ Equity

Preferred stock — The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preferred stock issued and outstanding.

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 189,750 shares of Class A common stock issued or outstanding excluding 17,250,000 shares of Class A common stock subject to redemption.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At September 30, 2022 and December 31, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding. Of the 4,312,500 shares of Class B common stock, an aggregate of up to 562,500 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stocks after the IPO. On August 19, 2021, the over-allotments were exercised in full, hence the 562,500 Founder Shares were no longer subject to forfeiture.

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

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in excess of the amounts offered in our IPO and related to the closing of the Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination). Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

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

CENAQ ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Private Placement Warrants, as well as any warrants the Company issues to the Sponsor, officers, directors, initial stockholders or their affiliates in payment of Working Capital Loans made to the Company, will be identical to the public warrants underlying the Units being offered in the IPO.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any other subsequent events that would have required adjustment in these unaudited condensed financial statements.

On October 26, 2022, in accordance with the third amended and restated certificate of incorporation of the Company, the Sponsor elected to convert 3,487,500 of its shares of Class B Common Stock into shares of Class A common stock on a one-for-one basis.

Proxy Statement

On November 10, 2022, the Company filed a Definitive Proxy Statement seeking to obtain stockholder approval to consider and vote upon certain proposals, including proposals to (a) approve and adopt the Business Combination Agreement and Plan of Reorganization, dated as of August 12, 2022, and (b) approve and adopt, the fourth amended and restated certificate of incorporation, which, if approved, would take effect upon Closing.

Extension

On November 15, 2022, the Company’s board of directors has elected to extend the date by which the Company has to consummate a business combination from November 16, 2022 to February 16, 2023 (the “Extension”), as permitted under the Company’s third amended and restated certificate of incorporation.  The Extension is the second of two three-month extensions permitted under the Charter. In connection with the Extension, the Sponsor has deposited $1,725,000, representing 1% of the gross proceeds of the IPO, into the Trust Account for its public stockholders.

Promissory Notes — Related Party

On November 15, 2022, the Company issued an unsecured promissory note (the “Extension Note”) in the principal amount of $1,725,000 to the Sponsor in connection with the Extension. The Extension Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which CENAQ’s initial business combination is consummated and (ii) the liquidation of the Company on or before February 16, 2023 or such later liquidation date as may be approved by the Company’s stockholders. If the Business Combination is consummated, the amount repayable under the Extension Note will be reduced by a percentage equal to the aggregate amount of cash proceeds required to satisfy any exercise by the Company’s eligible stockholders of their redemption rights provided for in the Company’s third amended and restated certificate of incorporation divided by the total amount required if all eligible holders of Class A common stock, par value $0.0001 per share, of the Company elected to exercise their redemption rights with respect to all eligible shares of Class A common stock held by such holders in accordance with Section 8.03 of the Business Combination Agreement.

On November 15, 2022, the Company issued an unsecured promissory note (the “Sponsor Note”) in the principal amount of $467,500 to the Sponsor. The Sponsor Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which CENAQ’s initial business combination is consummated and (ii) the liquidation of the Company on or before February 16, 2023 or such later liquidation date as may be approved by the Company’s stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to CENAQ Energy Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Our sponsor is CENAQ Sponsor, LLC, a Delaware limited liability company. The registration statement for the initial public offering was declared effective on August 12, 2021. On August 17, 2021, we consummated our initial public offering (“Public Offering” or “IPO”) of 15,000,000 units, at $10.00 per unit, generating gross proceeds of $150,000,000. The underwriter was granted a 45-day option from the date of the final prospectus relating to the IPO to purchase up to 2,250,000 additional units to cover over-allotments, if any, at $10.00 per unit. On August 19, 2021, the underwriters exercised the over-allotment in full, generating additional gross proceeds of $22,500,000. Transaction costs of our IPO and the over-allotment amounted to $17,771,253 consisting of $3,450,000 of underwriting discount, $6,037,500 of deferred underwriting discount, an excess of fair value of the founder shares acquired by the Anchor Investors of $6,265,215, fair value of the 189,750 representative shares of $1,442,100 and $576,438 of other cash offering costs were charged to additional paid in capital.

Simultaneously with the closing of the IPO, we consummated the private placement (“Private Placement”) of 6,000,000 warrants, at a price of $1.00 per warrant, generating gross proceeds to us of $6 million. On August 19, 2021, the underwriters exercised the over-allotment in full and consummated the private placement of additional 675,000 warrants, at a price of $1.00 per warrant, generating gross proceeds to us of $675,000.

Upon the closing of the IPO and the Private Placement, $174,225,000 ($10.10 per share) of the net proceeds of the sale of the Units in the IPO and the Private Placement were placed in the Trust Account.

If we are unable to complete an initial Business Combination within the Combination Period, until February 16, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its franchise and income taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Proposed Business Combination

Business Combination Agreement

On August 12, 2022, the Company, Verde Clean Fuels OpCo, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“OpCo”), and, for a limited purpose, the Sponsor, entered into a business combination agreement (as the same may be amended from time to time, the “Business Combination Agreement”) with Bluescape Clean Fuels Holdings, LLC, a Delaware limited liability company (“Holdings”), and Bluescape Clean Fuels Intermediate Holdings, LLC, a Delaware limited liability company (“Intermediate”). The transactions contemplated by the Business Combination Agreement are collectively referred to herein as the “business combination.” In connection with the closing of the business combination (the “Closing”), the Company will change its name to Verde Clean Fuels, Inc. (“Verde Inc.”).

Pursuant to the Business Combination Agreement, during the period between the consummation of the business combination and the earlier of the five year anniversary from the consummation of the business combination or the date of the consummation of a sale of the post combination company (the “Earn Out Period”), OpCo may transfer up to 3,500,000 Class C common units of OpCo and a corresponding number of shares of Class C common stock, par value $0.0001 per share (“Class C common stock”), of the post combination company to Holdings within five business days after the occurrence of certain triggering events.

Sponsor Letter

In connection with the execution of the Business Combination Agreement, on August 12, 2022, the Sponsor entered into a letter agreement with Intermediate, Holdings and the Company, pursuant to which, among other things, the Sponsor agreed to (i) forfeit 2,475,000 of its Private Placement Warrants, (ii) comply with the lock-provisions in the Letter Agreement, dated August 12, 2021, by and among the Company, the Sponsor and the Company’s directors and officers, (iii) vote all of its shares of Class A common stock and Founder Shares in favor of the adoption and approval of the Business Combination Agreement and the business combination, (iv) not redeem any of its shares of Class A common stock in connection with such stockholder approval, (v) waive its anti-dilution rights with respect to its Founder Shares in connection with the consummation of the business combination and (vi) subject a portion of the shares of Class A common stock as a result of the conversion of its Founder Shares to forfeiture if certain triggering events do not occur during the Earn Out Period.

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

Results of Operations

As of September 30, 2022, we have not commenced any operations. All activity for the period from June 24, 2020 (inception) through September 30, 2022 relates to our formation and Public Offering, and, since the completion of the IPO, searching for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below).

For the three months ended September 30, 2022, we had a net loss of $2,387,015. We incurred $3,013,729 of general and administrative expenses, which includes $2,501,501 in costs related to identifying a target business. We also incurred $3,150 of interest expense on promissory note from related party and $126,744 of provision for income taxes. We earned interest income of $757,106 and $498 of unrealized loss on marketable securities held in Trust Account.

For the nine months ended September 30, 2022, we had a net loss of $3,566,151. We incurred $4,408,361 of general and administrative expenses, which includes $3,410,564 in costs related to identifying a target business. We also incurred $4,212 of interest expense on promissory note from related party and $131,832 of provision for income taxes. We earned interest income of $978,254 on marketable securities held in Trust Account.

For the three months ended September 30, 2021, we had a net loss of $67,295, which consists of formation and operating costs of $68,294 and interest income of $999.

For the nine months ended September 30, 2021, we had a net loss of $72,647, which consists of formation and operating costs of $73,646 and interest income of $999.

Liquidity and Going Concern

As of September 30, 2022, we had $8,242 in our operating bank account, and working capital deficit of $3,600,490.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors committed to provide the Company with Working Capital Loans up to $1,500,000, as defined later (see Note 5). As of the date of the filing of these financial statements, the period of time for the Company to complete a business combination under its amended and restated certificate of incorporation is extended for a period of 3 months from November 16, 2022 to February 16, 2023. In connection with the Extension, the Sponsor has deposited $1,725,000, representing 1% of the gross proceeds of the IPO, into the Trust Account for its public stockholders. This commitment extends through February 16, 2023. To date, there were no amounts outstanding under any Working Capital Loans.

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

We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern, which is considered to be one year from the issuance of the financial statements. The financial statements contained elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from our inability to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by February 16, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 16, 2023.

Underwriters agreement

We granted the underwriters a 45-day option from the date of our Public Offering to purchase up to an additional 2,250,000 units to cover over-allotments, if any. On August 19, 2021, the over-allotments were exercised in full.

Simultaneously with the closing of the Public Offering and the over-allotment, the underwriters were paid an underwriting discount of 2% of the gross proceeds of the Public Offering and the over-allotment, or $3,450,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Public Offering and the over-allotment upon the completion of our initial Business Combination.

Contractual Obligations

As of September 30, 2022, we did not have any long-term debt, capital or operating lease obligations.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is possible that the estimates management considered could possibly change due to one or more future events. The most significant estimates that affected the financial statements as of September 30, 2022 are the calculations of the fair values of the over-allotment option, fair values of the representative shares and the fair values of the anchor shares. These estimates are uncertain due to the assumptions used in the stock valuations. These estimates and assumptions have not changed significantly during the year. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

Net Loss Per Common stock

We have two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are allocated on pro rata basis between redeemable and non-redeemable common stock. The 19,612,500 potential common shares for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Public Offering, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, on the earlier of (A) six months after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 75 days after the initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property and (ii) in the case of the Private Placement Warrants and the respective Class A common stock underlying such warrants, 30 days after the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

We granted the underwriters a 45-day option from the date of the Public Offering to purchase up to an additional 2,250,000 units to cover over-allotments, if any. On August 19, 2021, the over-allotments were exercised in full.

Simultaneously with the closing of the Public Offering and the over-allotment, the underwriters were paid an underwriting discount of 2% of the gross proceeds of the Public Offering and the over-allotment, or $3,450,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Public Offering and the over-allotment upon the completion of our initial Business Combination.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, specifically common stock subject to redemption and the improper recording of accrued liabilities. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Other than the risks discussed in this Item 1A, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2022.

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

In connection with the preparation of our financial statements as of September 30, 2021, we reevaluated the classification of the Class A common stock subject to possible redemption. This revaluation was due to a recent notification from the SEC that SPAC’s must not report possible redemption of stock as permanent equity. After consultation with the chairman of our audit committee, our management concluded that the previously issued audited balance sheet dated as of August 17, 2021 related to the consummation of our IPO, which should be restated to report all Class A common stock subject to possible redemption as temporary equity. As part of such process, we identified a material weakness in our internal control over financial reporting related to the lack of ability to account for complex financial instruments. During the quarter ended December 31, 2021, management identified a material weakness in internal control relating to the over-allotment option. During the quarter ended June 30, 2022, management identified a material weakness for improper recording of accrued liabilities which affected the quarter ended March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud, and material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. However, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and results of operations.

In February of 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, higher inflation, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage. As a result of the invasion and ongoing military conflict, governments in the European Union, the United States, Canada and other countries have implemented and may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions, and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, supply chain disruptions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations, and could also aggravate the other risk factors that we identify herein.

The new 1% U.S. federal excise tax on repurchases of corporate stock included in the Inflation Reduction Act of 2022 (the “IR Act”) could cause a reduction in the value of our Class A Common Stock or reduce the amount received by our stockholders if we are unable to complete this or another business combination and are required to redeem all existing shares after December 31, 2022.

On August 16, 2022, the IR Act was signed into law. The IR Act provides for, among other changes, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not on its shareholders from whom the shares are repurchased. The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year.

In addition, a number of exceptions will apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

Although the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us that occurs after December 31, 2022, whether in connection with the business combination or otherwise, may be subject to this excise tax. Whether and to what extent we would be subject to the excise tax in connection with the business combination would depend on a number of factors, including (i) whether the business combination closes after December 31, 2022, (ii) the fair market value of any stock redeemed or repurchased in connection with the business combination, (iii) the nature and amount of the PIPE Financing (or any other equity issuances within the same taxable year as that of the business combination) and (iv) the content of any regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A Common Stock.

Further, the application of the excise tax in the event of a complete liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations or other guidance. If we are unable to complete this or another business combination and are required to redeem all of our existing shares after December 31, 2022, whether such redemptions are subject to this excise tax may depend on how such redemptions are structured and whether we are liquidated. If this excise tax were to apply to such redemptions, it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by us, in which case the amount that would otherwise be received by our stockholders in connection with our liquidation would be reduced.

The excise tax would not apply to the extent that the business combination and any related redemptions occur before December 31, 2022.

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

The net proceeds of the IPO (including the over-allotment) and certain proceeds from the sale of the Private Placement Warrants may be invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

The proceeds are after deducting $3,450,000 in underwriting discounts and commissions and an aggregate amount of $1,500,000 to pay fees and expenses in connection with the closing of the IPO and for working capital following the closing of the IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Business Combination Agreement, dated as of August 12, 2022, by and among Intermediate, the Company, Holdings, OpCo and the Sponsor (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022).

10.1	Sponsor Agreement, dated as of August 12, 2022, by and among Intermediate, the Company, Holdings and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022).

10.2*	Amendment No. 1 to Sponsor Agreement, dated as of October 26, 2022, by and among Intermediate, the Company, Holdings and the Sponsor.

10.3	Underwriters Letter, dated as of August 12, 2022, by and among Intermediate, the Company, Holdings and the underwriters (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022).

10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022).

10.5	Subscription Agreement, dated as of August 12, 2022, by and between the Company and Arb Clean Fuels (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022).

10.6	Lock-Up Agreement, dated as of August 12, 2022 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENAQ Energy Corp.

Date: November 21, 2022	By:	/s/ J. Russell Porter
	Name:	J. Russell Porter
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 21, 2022	By:	/s/ Michael J. Mayell
	Name:	Michael J. Mayell
	Title:	Chief Financial Officer, President and Director
(Principal Financial and Accounting Officer)