Form 10-K
period 2022-12-31
Verde Clean Fuels, Inc.
filed 2023-03-31
CIK 1841425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 001-40743

Verde Clean Fuels, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-1863331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

600 Travis Street, Suite 5050 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (469) 398-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	VGAS	The Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	VGASW	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2022, as reported on the NASDAQ Stock Market, was approximately $175.6 million (based on the closing sales price of the Class A common stock on June 30, 2022 of $10.07 per share).

There were 9,358,620 Class A common stock shares and 22,500,000 Class C common stock shares of the registrant outstanding on March 31, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) in connection with the Registrant’s 2023 Annual Meeting of Stockholders or Annual Report on Form 10-K/A, to be filed with the SEC pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K (this “Report”). With the exception of those sections that are specifically incorporated by reference in this Report, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

Verde Clean Fuels, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2022

i

EXPLANATORY NOTE

As previously announced, Verde Clean Fuels, Inc., a Delaware corporation (“Verde Clean Fuels”) (formerly, CENAQ Energy Corp. (“CENAQ”)), entered into that certain Business Combination Agreement, dated as of August 12, 2022 (as amended, the “Business Combination Agreement”), by and among CENAQ, Verde Clean Fuels OpCo, LLC, a Delaware limited liability company and a wholly owned subsidiary of CENAQ (“OpCo”), Bluescape Clean Fuels Holdings, LLC, a Delaware limited liability company (“Holdings”), Bluescape Clean Fuels Intermediate Holdings, LLC, a Delaware limited liability company (“Intermediate”), and, solely with respect to Section 6.18 thereto, CENAQ Sponsor LLC, a Delaware limited liability company (the “CENAQ Sponsor”). CENAQ’s stockholders approved the transactions contemplated by the Business Combination Agreement at a special meeting of stockholders held on January 4, 2023.

On February 15, 2023 (the “Closing Date”), as contemplated by the Business Combination Agreement: (i) CENAQ filed a Fourth Amended and Restated Certificate of Incorporation (the “Fourth A&R Charter”) with the Secretary of State of the State of Delaware, pursuant to which CENAQ changed its name to “Verde Clean Fuels, Inc.” and the number of authorized shares of Verde Clean Fuels’ capital stock, par value $0.0001 per share, was increased to 376,000,000 shares, consisting of (A) 350,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), (B) 25,000,000 shares of Class C common stock, par value $0.0001 per share (the “Class C Common Stock” and, together with the Class A Common Stock, the “Common Stock”), and (C) 1,000,000 shares of preferred stock, par value $0.0001 per share; (ii) (A) CENAQ contributed to OpCo (1) all of its assets (excluding its interests in OpCo and the aggregate amount of cash required to satisfy any exercise by CENAQ stockholders of their Redemption Rights (as defined below)) and (2) 22,500,000 newly issued shares of Class C Common Stock (such shares, the “Holdings Class C Shares”) and (B) in exchange therefor, OpCo issued to CENAQ a number of Class A common units of OpCo (the “Class A OpCo Units”) equal to the number of total shares of Class A Common Stock issued and outstanding immediately after the closing (the “Closing”) of the transactions (the “Transactions”) contemplated by the Business Combination Agreement (taking into account the PIPE Investment (as defined below) and following the exercise by CENAQ stockholders of their Redemption Rights) (such transactions, the “SPAC Contribution”); and (iii) immediately following the SPAC Contribution, (A) Holdings contributed to OpCo 100% of the issued and outstanding limited liability company interests of Intermediate and (B) in exchange therefor, OpCo transferred to Holdings (1) 22,500,000 Class C common units of OpCo (the “Class C OpCo Units” and, together with the Class A OpCo Units, the “OpCo Units”) and (2) the Holdings Class C Shares (such transactions, the “Holdings Contribution” and, together with the SPAC Contribution, the “Business Combination”).

Unless the context otherwise indicates or requires, references to (1) the “Company,” “Verde Clean Fuels,” “we,” “us” and “our” refer to Verde Clean Fuels, Inc., a Delaware corporation, and its consolidated subsidiaries, following the Business Combination; (2) “CENAQ” refers to CENAQ Energy Corp. prior to the Business Combination; and (3) “Intermediate” refers to Bluescape Clean Fuels Intermediate Holdings, LLC, a Delaware limited liability company, and its consolidated subsidiaries prior to the Business Combination.

This Annual Report on Form 10-K (this “Report”) principally describes the business and operations of the Company following the Business Combination, other than the audited financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which describe the business, financial condition, results of operations, liquidity and capital resources of CENAQ prior to the Business Combination. Following the filing of this Report, we will be filing Amendment No. 1 to our Current Report on Form 8-K, initially filed on February 21, 2023, which will include the audited consolidated financial statements of Intermediate as of and for the year ended December 31, 2022 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations. Interested parties should refer to our Current Report on Form 8-K for more information.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The Company’s forward-looking statements include, but are not limited to, statements regarding the Company’s or the Company’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including those relating to the Business Combination. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the control of the Company, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Important factors, among others, that may affect actual results or outcomes include:

●	the financial and business performance of the Company;

●	the ability to maintain the listing of the Class A Common Stock and the Verde Clean Fuels warrants on Nasdaq, and the potential liquidity and trading of such securities;

●	the failure to realize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably, maintain relationships with customers and suppliers and retain key employees;

●	the Company’s ability to develop and operate new projects;

●	the Company’s ability to obtain financing for future projects;

●	the reduction or elimination of government economic incentives to the renewable energy market;

●	delays in acquisition, financing, construction and development of new projects;

●	the length of development cycles for new projects, including the design and construction processes for the Company’s projects;

●	the Company’s ability to identify suitable locations for new projects;

●	the Company’s dependence on suppliers;

●	existing laws and regulations and changes to laws, regulations and policies that affect the Company’s operations;

●	decline in public acceptance and support of renewable energy development and projects;

●	demand for renewable energy not being sustained;

●	impacts of climate change, changing weather patterns and conditions, and natural disasters;

●	the ability to secure necessary governmental and regulatory approvals;

●	the ability to qualify for federal or state level low-carbon fuel credits;

●	any decline in the value of carbon credits and the development of the carbon credit markets;

●	risks relating to the Company’s status as a development stage company with a history of net losses;

●	risks relating to the uncertainty of success or delays of the Company’s research and development efforts;

●	disruptions in the supply chain, fluctuation in price of product inputs, and market conditions and global and economic factors beyond the Company’s control;

●	the Company’s success in retaining or recruiting, or changes required in, its officers, key employees or directors following the Business Combination;

●	the ability of the Company to execute its business model, including market acceptance of gasoline derived from renewable feedstocks;

●	litigation and the ability to adequately protect intellectual property rights;

●	competition from companies with greater resources and financial strength in the industries in which the Company operates;

●	the effect of legal, tax and regulatory changes; and

●	other factors detailed under the section titled “Risk Factors.”

The forward-looking statements contained in this Report are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described or incorporated by reference under the heading “Risk Factors” below. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that the Company considers immaterial or which are unknown. It is not possible to predict or identify all such risks. The Company will not and does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS FOLLOWING THE BUSINESS COMBINATION

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Report. Some of the more significant risks include the following:

●	Our commercial success depends on our ability to develop and operate production facilities for the commercial production of renewable gasoline.

●	Our limited history makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.

●	We may be unable to qualify for existing federal or state level low-carbon fuel credits and the carbon credit markets may not develop as quickly or efficiently as we anticipate or at all.

●	Significant capital investment is required to develop and conduct our operations and we intend to raise additional funds through debt financing for our planned operations. These funds may not be available when needed.

●	In order to construct new commercial production facilities, we typically face a long and variable design, fabrication, and construction development cycle that requires significant resource commitments and may create fluctuations in whether and when revenue is recognized, and may have an adverse effect on our business.

●	We have entered into relatively new markets for renewables, including renewable natural gas, renewable gasoline and biofuel. These new markets are highly volatile and have significant risk associated with current market conditions.

●	Fluctuations in the price of product inputs, including renewable feedstocks, natural gas and other feedstocks, may affect our cost structure.

●	Fluctuations in petroleum prices and customer demand patterns may reduce demand for renewable fuels and bio-based chemicals. A prolonged environment of low petroleum prices or reduced demand for renewable fuels or biofuels could have a material adverse effect on our long-term business prospects, financial condition and results of operations.

●	Our proposed growth projects may not be completed or, if completed, may not perform as expected. Our project development activities may consume a significant portion of our management’s focus, and if not successful, reduce our profitability.

●	We may not be able to develop, maintain and grow strategic relationships, identify new strategic relationship opportunities, or form strategic relationships, in the future.

●	We may be subject to liabilities and losses that may not be covered by insurance.

●	Renewable gasoline has not previously been used as a commercial fuel in significant amounts, its use subjects us to product liability risks and we may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

●	Failure of third parties to manufacture quality products or provide reliable services in accordance with schedules, prices, quality and volumes that are acceptable to us could cause delays in developing and operating our commercial production facilities, which could damage our reputation, adversely affect our partner relationships or adversely affect our growth.

v

●	We may be unable to successfully perform under future supply and distribution agreements to provide our renewable gasoline, which could harm our commercial prospects.

●	Third parties on whom we may rely for transportation services are subject to complex federal, state and other laws that could adversely affect our operations.

●	Our facilities and processes may fail to produce renewable gasoline at the volumes, rates and costs we expect.

●	Even if we are successful in completing the first commercial production facility and consistently producing renewable gasoline on a commercial scale, we may not be successful in commencing and expanding commercial operations to support the growth of our business.

●	We are a development stage company with a history of net losses, we are currently not profitable and we may not achieve or maintain profitability. If we incur substantial losses, we may have to curtail our operations, which may prevent us from successfully operating and expanding our business.

●	Our actual costs may be greater than expected in developing our commercial production facilities or growth projects, causing us to realize significantly lower profits or greater losses.

●	Disruption in the supply chain, including increases in costs, shortage of materials or other disruption of supply, or in the workforce could materially adversely affect our business.

●	Our business and prospects depend significantly on our ability to build our brand. We may not succeed in continuing to establish, maintain, and strengthen our brand, and our brand and reputation could be harmed by negative publicity regarding our company or products.

●	Our projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding adoption of renewable fuels, the availability of low-carbon fuel credits and the evolving statutes, regulations, programs or other policies in connection therewith. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations in any given quarter or fiscal year.

●	Our industry and our technologies are rapidly evolving and may be subject to unforeseen changes and developments in alternative technologies may adversely affect the demand for renewable gasoline. If we fail to make the right investment decisions in our technologies and products, we may be at a competitive disadvantage.

●	Each of Intermediate and CENAQ identified material weaknesses in its internal controls over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, and we may face litigation as a result.

●	We are a “controlled company” within the meaning of Nasdaq Capital Market rules and, as a result, qualify for exemptions from certain corporate governance requirements. As a result, you do not have the same protections afforded to stockholders of companies that are not exempt from such corporate governance requirements.

●	We are a holding company. Our only material asset is our equity interest in OpCo, and we will accordingly be dependent upon distributions from OpCo to pay taxes, make payments under the Tax Receivable Agreement and cover its corporate and other overhead expenses.

PART I

ITEM 1. Business.

Unless the context otherwise requires, all references in this Item 1 to “Company,” “we,” “us” or “our” refer to Verde Clean Fuels refer to Intermediate and its subsidiaries prior to the Closing and Verde Clean Fuels and its subsidiaries following the Closing.

Overview

During the year ended December 31, 2022 and prior to the Business Combination, CENAQ was a blank check company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. For more information on the Business Combination, see the section entitled “Explanatory Note” elsewhere in this Report.

Following the Business Combination, Verde Clean Fuels is a renewable energy company specializing in the conversion of synthesis gas, or syngas, derived from diverse feedstocks, such as biomass, municipal solid waste (“MSW”) and mixed plastics, as well as natural gas (including synthetic natural gas) and other feedstocks, into liquid hydrocarbons that can be used as gasoline through an innovative and proprietary liquid fuels technology, the STG+® process. Through our STG+® process, we convert syngas into Reformulated Blend-stock for Oxygenate Blending (“RBOB”) gasoline. We are focused on the development of technology and commercial facilities aimed at turning waste and other bio-feedstocks into a usable stream of syngas which is then transformed into a single finished fuel, such as gasoline, without any additional refining steps. The availability of biogenic MSW and the economic and environmental drivers that divert these materials from landfills will enable us to utilize these waste streams to produce renewable gasoline from modular production facilities with expected capacity to produce between approximately seven million to 30 million gallons of renewable gasoline per year.

We are redefining liquid fuels technology through our proprietary and innovative STG+® process to deliver scalable and cost-effective renewable gasoline. We acquired our STG+® technology from Primus Green Energy (“Primus”), a company established in 2007 that developed the patented STG+® technology to convert syngas into gasoline or methanol. Since acquiring the technology, we have adapted the application of our STG+® technology to focus on the renewable energy industry. This adaptation requires a third-party gasification system to produce acceptable synthesis gas from these renewable feedstocks. Our proprietary STG+® system converts the syngas into gasoline.

We have made significant progress towards commercializing the first STG+® based commercial production facility in the United States. Our first commercial production facility, which we expect to be operational by the first half of 2025, will be in Maricopa, Arizona. In the first phase we expect this facility to produce approximately 7 million gallons of renewable gasoline in the first full year of operations. In the second phase, which we expect to be operational in 2026, we anticipate producing approximately 30 million gallons per year of renewable gasoline. Additionally, we have several additional renewable gasoline projects, and flare mitigating natural gas to gasoline project, in various early stages of development.

Over $110 million has been invested in our technology, including our demonstration facility in New Jersey, which has completed over 10,500 hours of operation producing gasoline or methanol. Our demonstration facility represents the scalable nature of our operational modular commercial design which has fully integrated reactors and recycle lines and is designed with key variables, like gas velocity and catalyst bed length, at a 1-to-1 scale with our commercial design. We have also participated in carbon lifecycle studies to validate the CI score and reduced lifecycle emissions of our renewable gasoline as well as fuel, blending and engine testing to validate the specification and performance of our gasoline product. We believe our renewable gasoline exhibits a significant lifecycle carbon emissions reduction compared to traditional petroleum-based gasoline. As a result, we believe our gasoline produced from renewable feedstock, such as biomass, will qualify under the federal renewable fuel standard (“RFS”) program for the D3 renewable identification number (“RIN”) (a carbon credit), which can have significant value. Similarly, gasoline produced from our process may also qualify for various state carbon programs, including California’s Low Carbon Fuel Standard (“LCFS”). Unlike many other gas-to-liquids technologies, not only can our STG+® process produce renewable gasoline from syngas, but we expect it will be able to be applied at other production facilities to produce other end products including methanol. In addition to our initial focus on the production of renewable gasoline, there is opportunity to continue to develop additional process technology to produce middle distillates including sustainable diesel and sustainable aviation fuel. As of December 31, 2022, the Company has not derived revenue from its principal business activities. The Company is managed as an integrated business and consequently, there is only one reportable segment. However, as with other government programs, the use requirements of the RFS program and other similar state-level programs are subject to change, which could materially harm our ability to operate profitably.

Our Growth Strategy

We intend to grow our business by leveraging our competitive advantages in the design and implementation of small-scale modular facilities that can be situated in proximity to renewable feedstock sources. We believe we have a number of avenues to achieve our growth objectives:

Construction and Development of Commercial Production Facilities

A critical step in our success will be the successful construction and operation of the first commercial production facility using our STG+® technology. In April 2022, we commenced a pre-FEED study for our first commercial production facility in Maricopa, Arizona, and we are actively engaged in activities associated with securing the location, feedstock, utility interconnections and front-end gasification for our first commercial facility. We believe our commercialization activities are being completed at a pace that can support initial commercial production of renewable gasoline as early as the first half of 2025.

We plan to grow our business by building and operating a portfolio of commercial production facilities. Currently, we have three additional production facilities planned and four potential production facility development opportunities identified. We also expect there to be expansion opportunities at the approximately 700 landfills across the United States that intake sufficient volumes of MSW to supply one of our facilities as well as numerous additional locations using other renewable feedstocks. We believe the number of identified and planned potential production facilities bode well for our potential future success. We plan to commence pre-FEED studies on these three additional production facilities in 2023 and complete two of the facilities in 2025 and the remaining facility in 2026. We expect the total capital expenditures for these additional production facilities to be approximately $900 million, and we expect to fund these projects with equity and project-related debt.

Expansion of Commercial Operations and Customer Base

We also expect to achieve growth through the expansion of our in-process projects as the facilities are expanded or otherwise begin to produce renewable gasoline. We also intend to license our technology in places where we do not anticipate deploying our own capital. Additionally, we intend to expand internationally to regions interested in our middle distillates process, like the United Kingdom, and may enter relationships with other businesses to expand our operations and to create service networks to support our production and delivery of renewable gasoline.

Establishing and Maintaining Relationships with Key Strategic Partners

We have established, maintained and managed strategic relationships with Waste Management, InEnTec and EcoStrat, who devote the resources to promote mutually beneficial business relationships and grow our business. To expand our business, we will continue to identify and evaluate development and partnership opportunities and other suitable and scalable business relationships.

Developing and Advancing Technology

Just as we refocused the use and application of our STG+® technology from using natural gas as a feedstock to using renewable biomass, MSW and other feedstocks, our R&D team is continuously researching and developing ways to improve our technology and meet our customers’ energy needs. Using our innovative technology platform and robust intellectual property portfolio, we are well-positioned to continue making technology advancements over time. Additionally, we intend to develop or acquire additional intellectual property, such as processes for sustainable diesel and aviation fuel, as well as other complementary technologies.

Formation, Business Combination and Related Transactions

Intermediate was formed in July 2020 in connection with its acquisition of our demonstration facility, laboratory, office space and intellectual property, including our patented STG+® process technology from Primus. In connection with the Closing of the Business Combination, Holdings contributed to OpCo 100% of the issued and outstanding limited liability company interests of Intermediate in exchange for 22,500,000 Class C OpCo Units and 22,500,000 shares of Class C Common Stock of Verde Clean Fuels.  In connection with the Closing of the Business Combination, we completed a private placement of 3,200,000 shares of Class A Common Stock for gross proceeds of $32.0 million.

Verde Clean Fuels has retained its “up-C” structure, whereby all of the equity interests in Intermediate are directly held by OpCo and the Company’s sole assets are its equity interests in OpCo.

The up-C structure allows Holdings to retain its equity ownership through Opco, an entity that is classified as a partnership for U.S. federal income tax purposes, in the form of Class C Opco Units, and provides potential future tax benefits for Verde Clean Fuels when the holders of Class C Opco Units ultimately exchange their Class C Opco Units and shares of the Company’s Class C Common Stock for shares of Class A Common Stock in the Company. The Company is the sole managing member of Opco. As such, the Company consolidates Opco, and the unitholders that hold economic interests directly in Opco are presented as redeemable noncontrolling interests in the Company’s financial statements.

Holders of Class C Opco Units, other than Verde Clean Fuels, have the right (a “redemption right”), subject to certain limitations, to exchange all or a portion of its Class C Opco Units and a corresponding number of shares of Class C Common Stock for, at Opco’s election, (i) shares of Class A Common Stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, or (ii) a equivalent amount of cash.

CENAQ Sponsor and Holdings are each subject to a lock-up period that expires on the earlier of (A) six months following Closing or (B) subsequent to Closing, (x) if the last sale price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty (20) trading days within any thirty (30) consecutive trading day period commencing at least seventy-five (75) days after Closing or (y) the date on which Verde Clean Fuels completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Verde Clean Fuels’ stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property.

Our Facilities and Projects

We own a demonstration facility and office space in Hillsborough, New Jersey. Our first commercial production facility, which we expect to be operational by the first half of 2025, will be in Maricopa, Arizona.

Our Intellectual Property and Technology

As of December 31, 2022, Intermediate had been issued 28 patents globally, including 8 patents in the U.S., and had 3 pending patent applications globally. These patents, filed across 14 jurisdictions, including the U.S., protect key aspects of our technology, including the STG+® process, our proprietary method for converting syngas into gasoline. We believe our intellectual property rights are important assets for our success, providing a significant competitive advantage, and we aggressively protect these rights to maintain our competitive advantage in the market. Our U.S. patents expire on dates ranging from 2032 through 2039. We regularly review our development efforts to assess the existence and patentability of new technology and inventions, and we are prepared to file additional patent applications when we determine it would benefit our business to do so.

We own or have adequate rights to use the intellectual property associated with the STG+® technology. Approximately 17 patents or patent applications in our patent portfolio support and protect our ability to produce commodity-grade gasoline from syngas, 14 patents or patent applications relate to the specific fuel composition produced by our proprietary systems and certain claims of our patents relate potential future enhancements to our technology. We manage our patent portfolio to maximize the lifecycle of protecting our intellectual property and various components and aspects of our system are protected by patents that will expire at staggered times.

Strategic Relationships

InEnTec Inc.

We have selected InEnTec as a strategic partner for the buildout of our first commercial production facility in Maricopa, Arizona, which we expect to be operational by the first half of 2025. InEnTec will provide gasification services in connection with the project. We anticipate that InEnTec will be an integral member in the success of our first commercial production facility as production of renewable gasoline is dependent upon the combination of InEnTec’s existing third-party gasification technology with our STG+® process. InEnTec is also an important strategic relationship of ours because, as an active product developer, InEnTec has a portfolio of projects in which we may have an opportunity to participate in the future.

Waste Management, Inc.

Waste Management is a strategic partner for the buildout of our first planned commercial production facility in Maricopa, Arizona. Under our current plans, Waste Management would provide site and feedstock logistics in connection with the project, which we expect to require approximately 150,000 tons of feedstock per year for the first phase.

Other Important Relationships

EcoStrat is a service provider we use to assist us in finding locations for our commercial production facilities, as well as securing volume commitments once our commercial production facilities are completed and operations have commenced.

IHI E&C International Corporation (“IHI”) is our primary contractor for front-end engineering and design services (“FEED”) and is expected to perform Engineering, Procurement and Construction (“EPC”) services. We are a party to agreements with IHI and/or its subcontractors for the various aspects of FEED and EPC services needs.

Koch Modular Process Systems, LLC (“KMPS”) is an important subcontractor of IHI and provides technical information to IHI and/or its subcontractors for FEED execution.

Market Opportunity

Demand for Renewable Gasoline

Energy markets are undergoing dramatic changes as they shift from fossil fuels to carbon-reduced and carbon-free sources. A series of technological, economic, regulatory, social and investor pressures are leading the drive to decarbonize energy and other sectors, such as transportation.

According to the U.S. Energy Information Administration’s (the “EIA”) “2022 Annual Energy Outlook” and “U.S. Energy-Related Carbon Dioxide Emissions, 2020,” gasoline accounts for more than 20% of the U.S.’s energy-related Carbon Dioxide (“CO2”) emissions and overall, transportation represents approximately 37% of total U.S. energy-related CO2 emissions (or 1,903 million tons of CO2). Within the 37% of total U.S. energy-related CO2 emissions that is caused by the transportation sector, in 2019, gasoline represented approximately 56% of the total transportation emissions (or 1,086 million tons of CO2) and produced over twice as much emissions than diesel, which produced approximately 468 million tons of CO2) and over four times more emissions than aviation fuel, which produced approximately 261 million tons of CO2). Uptake on competing emissions-reduction technologies, such as electric vehicles, is growing, but, according to BloombergNEF, is only expected to reach 24% of the projected 2035 total vehicle fleet in the U.S. As a result, the EIA predicts 2035 gasoline demand to be at 92-102% of 2022 levels. According to the EIA’s “2022 Annual Energy Outlook,” petroleum and natural gas are projected to remain as the most-consumed source of energy in the U.S. through 2050, and motor gasoline is projected to be the most commonly-used transportation fuel despite electric vehicles gaining market share.

Renewable gasoline reduces lifecycle emissions by over 60% compared to traditional fossil fuel-based gasoline based on GREET-style CI analysis. Further, according to the U.S. Environmental Protection Agency’s (“EPA”) “National Overview: Facts and Figures on Materials, Wastes and Recycling and Landfill Methane Outreach Program,” approximately 292 million tons of MSW is generated annually, which consists of about 60% cellulosic material that can be utilized as feedstock, which can create an estimated 25 billion gallons of renewable gasoline based on the assumption that one ton of MSW can generate 140 gallons of renewable gasoline using our STG+® process. Achieving production of 25 billion gallons of renewable gasoline could meet approximately 19% of estimated 2022 gasoline demand of 132 billion gallons according to the EIA. Renewable gasoline can be utilized within the existing 268 million internal combustion engine (“ICE”) vehicles in the U.S. without vehicle modification. Additionally, according to the National Association of Convenience Stores’ “The US Petroleum Industry Statistics Definitions,” there are over 145 thousand gas stations nationwide. Our renewable gasoline will be able to utilize essentially all of the existing fossil fuel gasoline distribution and retailing infrastructure, making our renewable gasoline a drop-in solution that does not require a change in consumer behavior.

Based on the Fuel Institute’s “Life Cycle Analysis Comparison, 2022,” a single conventional ICE vehicle is accountable for 66 tons of CO2 over a 200,000-mile life, which includes 5 tons of CO2 generated from the manufacturing process, 12 tons of CO2 generated from the production and processing of the oil and gasoline fuel used in the vehicle and 48 tons of CO2 generated from vehicle emissions. Intermediate estimates that an ICE vehicle utilizing renewable gasoline would be accountable for 28 tons of CO2 over a 200,000-mile life, which includes five tons of CO2 generated from the manufacturing process, negative 25 tons of CO2 from the production of the renewable gasoline fuel used in the vehicle and 48 tons of CO2 generated from vehicle emissions. As a result, an ICE vehicle running on renewable gasoline is projected to emit approximately 57% less CO2 than the same vehicle running on traditional hydrocarbon-based gasoline.

Competition

Our traditional competitors in the renewable fuel market include companies in the incumbent petroleum-based industry, as well as those in the emerging renewable fuels industry and others selling carbon credits as a commodity. Our direct competitors are limited. There are only two other companies of which we are aware that also have their own technology to convert syngas into renewable gasoline: ExxonMobil Corporation (“Exxon”) and Haldor Topsoe (“Topsoe”). Although Exxon’s chemistry process is similar to Intermediate’s, Exxon has historically focused on larger scale projects and markets. Topsoe, though larger than Intermediate, only licenses its technology and processes to others and does not produce renewable liquid hydrocarbons.

We believe our technology, scale, and development capabilities are the competitive strengths that differentiate us from our competition. Utilizing biomass through a gasifier to produce syngas, our proprietary STG+® process can efficiently and economically convert syngas to gasoline. Intermediate plans to design its facilities to use modular construction and to operate at a scale that makes the use of renewable feedstocks viable. We believe that when using biomass as a feedstock, our ability to design facilities on a smaller scale gives us a competitive advantage, because we are able to deploy equipment to the feedstock rather than being required to build a large central facility. The economies of scale that may benefit a larger facility we believe are lost with the increased logistics and materials handling costs that come with the larger supply radius required to feed a large-scale facility. Intermediate’s process remains in a vapor phase throughout resulting in a lower piece-count and, therefore, lower capital cost.

Research & Development

Primus invested over $110 million in developing and patenting its technology and conducted over 10,500 hours of testing at our Hillsborough, New Jersey demonstration facility. Since we acquired Primus’ assets, our team has invested approximately $5 million to design the chemical processes and systems required to produce an acceptable synthesis gas from renewable feedstocks and plans to invest $3 million to engage a new FEED study, which is expected to take approximately eight months to complete. Any future FEED studies we intend to commence we anticipate will focus on the conversion of waste, biomass and other biogenic-feedstocks for future facilities we believe could require an estimated $100 to $200 million of additional capital expenditures per facility and take 18 to 24 months to construct. Our R&D team is also in the process of developing additional process technology to produce middle distillates, including diesel.

Raw Materials and Suppliers

We plan to use renewable feedstocks, such as biomass and MSW, as well as natural gas (including synthetic natural gas) and other feedstocks to produce our renewable gasoline. We plan on contracting with various suppliers for renewable feedstocks, and intend to work with other commercial waste companies, agricultural industry participants and landowners to source our renewable feedstocks and maintain an established supply of product inputs. Additionally, to lower feedstock costs and maximize the ease of access to sufficient feedstock volumes for commercial production, we intend to develop future commercial production facilities in locations near biomass and MSW, natural gas or other feedstock sources. We do not expect to be dependent on sole source or limited source suppliers for any of our raw materials or chemicals. Additionally, we expect to rely on various suppliers for the catalysts we use in our STG+® process. We do not expect to be dependent on a sole source for our supply of catalysts.

Human Capital Resources

As of December 31, 2022, we had five full-time employees, engaged six consultants on a part-time basis and one consultant on a full-time basis. Our workforce is mostly concentrated in the Texas and New Jersey regions. We have a seasoned leadership team with over 100 years of cumulative experience in the renewables or a functionally equivalent industry. Our management team places significant focus and attention on matters concerning our human capital assets, and is focused on expanding our diversity, enhancing capability development and succession planning. Accordingly, we regularly review employee development and succession plans for each of our functions to identify and develop our pipeline of talent. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing.

Customers

With RBOB as our product, we are able to sell to a broad range of potential counterparties including refiners and importers of gasoline, distributors, blenders, retailers and trading organizations, among others. We intend to enter into offtake agreements with creditworthy counterparties with terms that are acceptable to lenders and us as support for our project financing.

Renewable gasoline. We transitioned into the renewable energy industry after applying our STG+® technology to focus on renewable inputs, expanding our potential customer base beyond the natural gas sector and traditional gasoline consumers in this space. Our potential customers will generally include companies obligated to purchase physical volumes of renewable fuel under the RFS program, such as refiners, blenders, fuel distributors and retailers and marketers, as well as trading shops.

Carbon credits. Expanding the application of our STG+® technology will also expand how we can create revenue. The value of our operations will include carbon credits derived from converting waste and other bio-feedstocks into a single, finished fuel, which can have significant value. For example, certain gasoline produced from renewable feedstock, such as biomass, qualifies under the RFS for the D3 RIN (a carbon credit). Similarly, we expect that gasoline produced in this fashion will also qualify for various state carbon programs including California’s LCFS. We anticipate that we will produce 1.5 RINs per gallon of gasoline, which can be sold alongside each gallon of renewable gasoline as a separate commodity to customers who can sell the RINs later or sole into forward or futures markets.

However, as with other government programs the use requirements of the RFS program and similar state-level programs are subject to change, which could materially harm our ability to operate profitably.

Regulatory Environment

Demand for renewable fuel has grown significantly over the past several years and is expected to continue to grow due in part to federal requirements for cellulosic biofuel volume obligations through programs such as the RFS program, which was created under the Energy Policy Act of 2005 (the “Energy Act”), which amended the Clean Air Act (“CAA”) and expanded through the Energy Independence and Security Act of 2007 (the “EISA”). The EISA requires the use of specific volumes of biofuel in the U.S. and is aimed at (i) increasing energy security by reducing U.S. dependence on foreign oil and establishing domestic green fuel related industries and (ii) improving the environment through the reduction of greenhouse gas (“GHG”) emissions. Under the RFS program, transportation fuel sold in the U.S. must contain a certain minimum volume of renewable fuel. See “Business — Regulatory Mandates and Governmental Funding” for more information. However, as stated above, the RFS program is subject to change, including by modification or repeal by Congressional action or action by the EPA or the EPA administrator. Similarly, state-level programs like California’s LCFS are also subject to change.

Social and Environmental Preferences and Investor Pressures

The effects of climate change, including extreme weather events and rising temperature and the increased health and socio-economic stability of at-risk populations, have emphasized the need to reduce greenhouse gases and move toward reduced carbon energy solutions. Because of this, environmentally-conscious policies, initiatives and businesses are growing in value and preference.

ESG investing has accelerated as institutional investors shift their portfolios away from carbon-intensive assets. This shift in investor sentiment has caused many large integrated energy companies to set decarbonization strategies and diversify into different forms of carbon-free and carbon-reduced energy.

Governmental Regulations

Our future operations are subject to stringent and complex laws and regulations governing environmental protection and human health and safety. Compliance with such laws and regulations can be costly, and noncompliance can result in substantial penalties. Laws and regulations that may have an impact on our business include:

●	The federal Comprehensive Environmental Response, Compensation and Liability Act (or “CERCLA”) and analogous state laws, impose joint and several liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of the site where the release occurred, past owners and operators of the site, and companies that disposed of or arranged for the disposal of hazardous substances found at the site. Responsible parties under CERCLA may be liable for the costs of cleaning up hazardous substances that have been released into the environment and for damages to natural resources. Additionally, it is not uncommon for third parties to assert claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment.

●	The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act (or “RCRA”), is the principal federal statute governing the management of wastes, including the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements and liability for failure to meet such requirements, on a person who is either a generator or transporter of hazardous waste or an owner or operator of a hazardous waste treatment, storage, or disposal facility. We anticipate that many wastes generated by our manufacturing facility or process will be governed by RCRA.

●	The federal Water Pollution Control Act (also referred to as the “Clean Water Act”) imposes restrictions and controls on the discharge of pollutants into navigable waters. These controls have become more stringent over the years, and it is possible that additional restrictions may be imposed in the future. Permits must be obtained to discharge pollutants into state and federal waters. The Clean Water Act provides for civil, criminal and administrative penalties for discharges of oil and other pollutants and imposes liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. Comparable state statutes impose liability and authorize penalties in the case of an unauthorized discharge of petroleum or its derivatives or other pollutants into state waters.

●	The CAA and associated state laws and regulations restrict the emission of air pollutants from many sources, including facilities involved in manufacturing biofuels. New facilities are generally required to obtain permits before operations can commence, and new or existing facilities may be required to incur certain capital expenditures to install air pollution control equipment in connection with obtaining and maintaining operating permits and approvals. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties for non-compliance with permits or other requirements of the CAA and associated state laws and regulations.

●	The federal Endangered Species Act, the federal Marine Mammal Protection Act and similar federal and state wildlife protection laws prohibit or restrict activities that could adversely impact protected plant and animal species or habitats. Construction of facilities could be prohibited or delayed in areas where such protected species or habitats may be located, or mitigation may be required to accommodate such activities.

●	The IR Act provides for, among other things, a new clean hydrogen production tax credit, a new credit for sustainable aviation fuel, credits for the production and purchase of electric vehicles, expanding eligibility for and increasing the value of the carbon capture and sequestration credit, extending the biodiesel, renewable diesel and alternative fuels tax credit, funding biofuel refueling infrastructure and additional funding for working lands conservation programs for farmers. The IR Act could have many potential impacts on our business that we are continuing to evaluate, including new opportunities to access production tax credits, carbon sequestration credits, and other benefits, which could result in changes in the configuration of the plant, and could slightly delay commercial operation.

We may be required to obtain certain permits to construct and operate our facilities, including those related to air emissions, solid and hazardous waste management and water quality. These permits can be difficult and expensive to obtain and maintain. Our ability to obtain these permits could be impacted by opposition from various stakeholders. Once operational, our facilities will also need to maintain compliance with these permits.

In additional to compliance with environmental regulations, we expect that our future operations will be subject to federal RFS program regulations. The EPA administers the RFS program with volume requirements for several categories of renewable fuels. The EPA calculates a blending standard annually based on estimates of gasoline usage from the EIA. Different quotas and blending requirements are determined for cellulosic biofuels, biomass-based diesel, advanced biofuels and total renewable fuel. RINs are used to ensure that the prescribed levels of blending are met. The Energy Act’s RFS regulations establish rules for fuel supplied and administer the RIN system for compliance, trading credits and rules for waivers. We anticipate that our renewable gasoline and other future products will benefit from the RFS program. However, as stated above, the use requirements of the RFS program or state programs could change, which may impact our products and harm our ability to operate profitably. See “Business— Regulatory Mandates and Government Funding” for more information.

Regulatory Mandates and Government Funding

Strong increases in the federal requirement of cellulosic biofuel volume obligations position us to benefit as a producer of renewable gasoline.

The RFS program was created under the Energy Act, which amended the CAA. The EISA further amended the CAA by expanding the RFS program. The EPA implements the RFS program under the guidance of the U.S. Department of Agriculture and the Department of Energy.

The RFS program is a federal policy that requires a certain volume of renewable fuel to replace or reduce the quantity of petroleum-based transportation fuel, heating oil or aviation fuel. The four renewable fuel categories under the RFS are:

●	biomass-based diesel;

●	cellulosic biofuel;

●	advanced biofuel; and

●	total renewable fuel.

We believe our renewable gasoline will qualify under the cellulosic biofuel category, which qualifies for D3 RINs.

The 2007 enactment of EISA significantly increased the size of the program and included key changes, including:

●	boosting the long-term goals to 36 billion gallons of renewable fuel;

●	extending yearly volume requirements out to 2022;

●	adding explicit definitions for renewable fuels to qualify (e.g., renewable biomass, GHG emissions);

●	creating grandfathering allowances for volumes from certain existing facilities; and

●	including specific types of waiver authorities.

The CAA provides the EPA with the authority to adjust cellulosic, advanced and total volumes set by Congress as part of the annual rule process.

The statute also contains a general waiver authority that allows the Administrator to waive the RFS volumes, in whole or in part, based on a determination that implementation of the program is causing severe economic or environmental harm, or based on inadequate domestic supply.

For a fuel to qualify as a renewable fuel under the RFS program, the EPA must determine that the fuel qualifies under the statute and regulations. Among other requirements, fuels must achieve a reduction in GHG emissions as compared to a 2005 petroleum baseline.

The EPA has approved fuel pathways under the RFS program under all four categories of renewable fuel. Advanced pathways already approved include ethanol made from sugarcane, jet fuel made from camelina, cellulosic ethanol made from corn stover, compressed natural gas from municipal wastewater treatment facility digesters and others. Additional requirements of the RFS program include:

●	biomass-based diesel must meet a 50% lifecycle GHG reduction;

●	cellulosic biofuel must be produced from cellulose, hemicellulose or lignin and must meet a 60% lifecycle GHG reduction;

●	advanced biofuel can be produced from qualifying renewable biomass (except corn starch) and must meet a 50% GHG reduction; and

●	renewable (or conventional) fuel typically refers to ethanol derived from corn starch and must meet a 20% lifecycle GHG reduction threshold.

Lifecycle GHG reduction comparisons are based on a 2005 petroleum baseline as mandated by EISA. Biofuel facilities (domestic and foreign) that were producing fuel prior to enactment of EISA in 2007 are “grandfathered” under the statute, meaning these facilities are not required to meet the GHG reductions.

The EPA continues to review and approve new pathways, including for fuels made with advanced technologies or with new feedstocks. Certain biofuels, such as our renewable gasoline, are similar enough to gasoline or diesel that they do not have to be blended, but can be simply “dropped in” to existing petroleum-based fuels. These drop-in biofuels directly replace petroleum-based fuels and hold particular promise for the future.

Obligated Parties under the RFS program are refiners or importers of gasoline or diesel fuel. Compliance is achieved by blending renewable fuels into transportation fuel, or by obtaining credits, RINs, to meet an EPA-specified Renewable Volume Obligation (“RVO”).

The EPA calculates and establishes RVOs every year through rulemaking, based on the CAA volume requirements and projections of gasoline and diesel production for the coming year. The standards are converted into a percentage and Obligated Parties must demonstrate compliance annually.

Each fuel type is assigned a “D-code” — a code that identifies the renewable fuel type — based on the feedstock used, fuel type produced, energy inputs and GHG reduction thresholds, among other requirements. The four categories of renewable fuel have the following assigned D-codes:

●	Cellulosic biofuel is assigned a D-code of 3 (e.g., cellulosic biofuel) or D-code of 7 (cellulosic diesel);

●	Biomass-based diesel is assigned a D-code of 4;

●	Advanced biofuel is assigned a D-code of 5;

●	Renewable fuel (non-advanced/conventional biofuel) is assigned a D-code of 6 (grandfathered fuels are also assigned a D-code of 6); and

●	The production of our renewable gasoline is expected to qualify for a D-code of 3.

Obligated Parties use RINs to demonstrate compliance with the standard. These parties must obtain sufficient RINs for each category in order to demonstrate compliance with the annual standard. Some of the regulations regarding RINs include the following:

●	RINs are generated when a producer makes a gallon of renewable fuel.

●	At the end of the compliance year, Obligated Parties use RINs to demonstrate compliance.

●	RINs can be traded between parties.

●	Obligated Parties can buy gallons of renewable fuel with RINs attached. They can also buy RINs on the open market.

●	Obligated Parties can carry over unused RINs between compliance years. They may carry a compliance deficit into the next year. This deficit must be made up the following year.

The RFS program’s four renewable fuel standards are nested within each other. This means the fuel with a higher GHG reduction threshold can be used to meet the standards for a lower GHG reduction threshold. For example, fuels or RINs for advanced biofuel (i.e., cellulosic, biodiesel or sugarcane ethanol) can be used to meet the total renewable fuel standards (i.e., corn ethanol).

For cellulosic standards, an additional flexibility is provided. Cellulosic waiver credits (“CWCs”) are offered by the Energy Act at a price determined by a formula in the statute. Obligated Parties have the option of purchasing CWCs plus an advanced RIN in lieu of blending cellulosic biofuel or obtaining a cellulosic RIN.

On November 15, 2021, the U.S. Infrastructure Investment and JOBS Act was signed into law that includes $65 billion in funding for power and grid investments. This includes investments in grid reliability and resiliency as well as clean energy technologies such as carbon capture, hydrogen and advanced nuclear, including small modular reactors. Additionally, on December 8, 2021, President Biden signed an executive order mandating all electricity procured by the government be 100% carbon pollution-free by 2030, including at least 50% from around-the-clock dispatchable generation sources. The order also requires that federally owned buildings produce no net emissions by 2045 and that each federal agency achieve 100% zero-emission vehicle acquisitions by 2035.

At the international level, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set GHG emission reduction goals every five years beginning in 2020. In November 2019, plans were formally announced for the U.S. to withdraw from the Paris Agreement with an effective exit date in November 2020. In February 2021, the current administration announced reentry of the U.S. into the Paris Agreement along with a new “nationally determined contribution” for U.S. GHG emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. In addition, in 2021, President Biden publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030, including “all feasible reductions” in the energy sector. Since its formal launch at the United Nations Climate Change Conference, over 100 countries have joined the pledge.

Recent Developments

The Business Combination closed on February 15, 2023. At the effective time of the Business Combination, among other things, each share of Class B common stock of CENAQ automatically converted into shares of Class A Common Stock on a one for one basis, resulting in the issuance of 825,000 shares of Class A Common Stock in the aggregate. In connection with the Closing of the business combination, we completed a private placement of 3,200,000 shares of Class A Common Stock for gross proceeds of $32.0 million.

As of the Closing Date and following the completion of the Business Combination, the Company had 9,358,620 shares of Class A Common Stock issued and outstanding held of record by approximately 28 holders, 22,500,000 shares of Class C Common Stock issued and outstanding held of record by 1 holder, and 15,412,479 warrants (consisting of (i) 12,937,479 shares underlying CENAQ’s public warrants and (ii) 2,475,000 shares underlying CENAQ’s private placement warrants) outstanding held of record by approximately 2 holders.

In connection with the consummation of the Business Combination, CENAQ changed its name to “Verde Clean Fuels, Inc.” Our Common Stock is now listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “VGAS” and public warrants to purchase the Common Stock at an exercise price of $11.50 per share are listed on the Nasdaq under the symbol “VGASW.”

Corporate Information

We were originally known as CENAQ Energy Corp. On February 15, 2023, Intermediate, CENAQ and OpCo consummated the Business Combination, following the approval at the special meeting of the stockholders of CENAQ held on January 4, 2023. In connection with the Business Combination, we changed our name from CENAQ Energy Corp. to Verde Clean Fuels, Inc.

Our principal executive offices are located at 600 Travis Street, Suite 5050, Houston, Texas 77002. Our website is located at www.verdecleanfuels.com.

We furnish or file with the SEC our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K. We make these documents available free of charge at www.verdecleanfuels.com under the “Investors” tab as soon as reasonably practicable after they are filed or furnished with the SEC. In addition, corporate governance information, including our corporate governance guidelines and code of ethics, is also available on our investor relations website under the heading “Governance Documents.” Information on our website is not incorporated by reference into this Annual Report on Form 10-K or any of our other filings with the SEC. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.

ITEM 1A. Risk Factors.

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

The following risk factors apply to our business and operations. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to the business, financial condition and prospects of our business, financial condition and prospects. You should carefully consider the following risk factors in addition to the other information included in this Report, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with our financial statements and notes to the financial statements included herein.

Risks Related to Our Business, Operations and Industry

Our commercial success depends on our ability to develop and operate production facilities for the commercial production of renewable gasoline.

Our business strategy includes growth primarily through the construction and development of commercial production facilities, including the development of our first commercial production facility which we expect to support first commercial production of renewable gasoline as early as the first half of 2025. This strategy depends on our ability to successfully construct and complete commercial production facilities on favorable terms and on our expected schedule, obtain the necessary permits, governmental approvals and carbon credit qualifications needed to operate our commercial production facilities and identify and evaluate development and partnership opportunities to expand our business. We cannot guarantee that we will be able to successfully develop commercial production facilities, obtain necessary approval, qualifications and permits necessary to operate, identify new opportunities and develop new technologies and commercial production facilities, or establish and maintain our relationships with key strategic partners. In addition, we will compete with other companies for these development opportunities, which may increase our costs. We also expect to achieve growth through the expansion of our in-process projects as the facilities are expanded or otherwise begin to produce renewable gasoline, but we cannot assure you that we will be able to reach or renew the necessary agreements to complete these commercial production facilities or expansions. If we are unable to successfully identify and consummate future commercial production facility opportunities or complete or expand our planned commercial production facilities, it will impede our ability to execute our growth strategy.

Our ability to develop and operate commercial production facilities, as well as expand production at future commercial production facilities, is subject to many risks beyond our control, including:

●	regulatory changes that affect the value of renewable fuels including changes to existing federal RFS program or state level low-carbon fuel credit systems, which could have a significant effect on the financial performance of our commercial production facilities and the number of potential projects with attractive economics;

●	technological risks, including technological advances or changes in production methods that may render our technologies and products obsolete or uneconomical, delaying or failing to adapt or incorporate technological advances, new standards or production technologies that may require us to make significant expenditures to replace or modify our operations, and challenges in obtaining, implementing or financing any new technologies;

●	competition from other carbon-based and non-carbon-based fuel producers;

●	changes in energy commodity prices, such as crude oil and natural gas as well as wholesale electricity prices, which could have a significant effect on our revenues and expenses;

●	changes in quality standards or other regulatory changes that may limit our ability to produce renewable gasoline or increase the costs of processing renewable gasoline;

●	changes in the broader waste collection industry or changes to environmental regulations governing the industry, including changes affecting the waste collection and biogas potential of the landfill industry, which could limit the renewable fuel feedstock that we currently target for our commercial production facilities;

●	substantial construction risks, including the risk of delay, that may arise due to forces outside of our control, including those related to engineering and environmental problems, changes in laws and regulations and inclement weather and labor disruptions;

●	the ability to establish and maintain our relationships with key strategic partners, on favorable terms or at all;

●	disruptions in sales, productions, service or other business activities or our inability to attract and retain qualified personnel;

●	operating risks and the effect of disruptions on our business, including the effects of global health crises or pandemics (such as COVID-19), weather conditions, catastrophic events such as fires, explosions, earthquakes, droughts and acts of terrorism, and other force majeure events on us, our customers, suppliers, distributors and subcontractors;

●	accidents involving personal injury or the loss of life;

●	entering into markets where we have less experience than our competitors;

●	challenges arising from our ability to recruit and retain key personnel;

●	the ability to obtain financing for a commercial production facility on acceptable terms or at all and the need for substantially more capital than initially budgeted to complete a commercial production facility and exposure to liabilities as a result of unforeseen environmental, construction, technological or other complications;

●	failures or delays in obtaining desired or necessary land rights, including ownership, leases, easements, zoning rights or building permits;

●	a decrease in the availability, pricing or timeliness of delivery of raw materials and components, necessary for the commercial production facilities to function;

●	obtaining and keeping in good standing permits, authorizations and consents (including environmental and operating permits) from local city, county, state or U.S. federal governments as well as local and U.S. federal governmental organizations;

●	difficulties in identifying, obtaining and permitting suitable sites for new commercial production facilities; and

●	identifying potential customers for our products or entering into contracts to sell our products on favorable terms.

Any of these factors could prevent us from developing, operating or expanding our commercial production facilities, or otherwise adversely affect our business, financial condition and results of operations.

Our limited history makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.

We were formed in 2020 and although our core syngas-to-gasoline technology has been developed and tested for over thirteen years, we have not produced gasoline on a large-scale, commercial level. As a result, we have a limited operating history upon which to evaluate our business and future prospects, which subjects us to a number of risks and uncertainties, including our ability to plan for and predict future growth. Since our founding, and acquisition of the STG+® technology in 2020, we have made significant progress towards constructing our first commercial production facility. Following the acquisition of the patented STG+® process and demonstration facility with over 10,500 historical operating hours, we have continued to focus on commercial scale production of on-spec renewable gasoline from renewable feedstocks. The reactor designs, gas velocity, process configurations, and control system of the demonstration facility are representative of a full-scale syngas-to-gasoline production facility. We have also participated in carbon lifecycle studies to validate the carbon intensity (“CI”) score and reduced lifecycle carbon emissions of our renewable gasoline as well as fuel testing studies to validate the specification and performance of our gasoline product. As we continue to develop our first commercial production facility, we expect our operating losses and negative operating cash flows to grow until first commercial production.

We have encountered and expect to continue to encounter risks and difficulties experienced by growing companies in rapidly developing and changing industries, including challenges related to achieving market acceptance of our renewable fuel, competing against companies with greater financial and technical resources, competing against entrenched incumbent competitors that have long-standing relationships with our prospective customers in the commercial renewable fuels market, recruiting and retaining qualified employees, and making use of our limited resources. We cannot ensure that we will be successful in addressing these and other challenges that we may face in the future, and our business may be adversely affected if we do not manage these risks appropriately. As a result, we may not attain sufficient revenue to achieve or maintain positive cash flow from operations or profitability in any given period, or at all.

We may be unable to qualify for existing federal and state level low-carbon fuel credits and the carbon credit markets may not develop as quickly or efficiently as we anticipate or at all.

The continued development of carbon credit marketplaces will be crucial for our success, as we expect carbon credits (including, for example, the RFS for the D3 RIN and various state carbon programs such as California’s LCFS) to be a significant source of future revenue. The efficiency of the voluntary carbon credit market is currently affected by several concerns, including insufficiency of demand, the risk that carbon reduction credits could be counted multiple times and a lack of standardization of credit verification. Additionally, the value of products produced using our process technologies may be dependent on the value of carbon credits which may fluctuate based on these market forces. Under the current RFS regulations, renewable gasoline produced from separated yard waste, crop residue, slash, and pre-commercial thinnings, biogenic components of separated municipal solid waste, cellulosic components of separated food waste, and cellulosic components of annual cover crops through a gasification and upgrading process qualifies for D3 RINs. Our commercial production facilities will utilize gasification and upgrading to produce renewable gasoline from one or more of these feedstocks. Accordingly, we believe that the renewable gasoline produced by our commercial production facilities will qualify for D3 RINs and intend to register with EPA as a producer of RINs prior to the commercial operation of our first commercial production facility. However, if our renewable gasoline is unable to qualify under the RFS for the D3 RIN and various state carbon programs, our financial condition and results of operations could be adversely impacted. Delayed development of carbon credit markets, as well as any decline in the value of carbon credits or other incentives associated with products produced using our process technologies, could also negatively impact the commercial viability of our commercial production facilities and could limit the growth of the business and adversely impact our financial condition and future results. There is a risk that the supply of low-carbon alternative materials and products outstrips demand, resulting in the value of carbon credits declining. Any decline in the value of carbon credits or other incentives associated with products produced using our process technologies could harm our results of operations, cash flow and financial condition. The value of carbon credits and other incentives may also be adversely affected by legislative, agency, or judicial determinations.

Significant capital investment is required to develop and conduct our operations and we intend to raise additional funds through debt financing for our planned operations. These funds may not be available when needed.

The construction and development of our proposed commercial production facilities through 2024 requires substantial capital investment. We intend to fund approximately 70% of such capital in the future through debt financing, which may include project financing, industrial revenue bonds, pollution control bonds or some other combination. While we have been in discussions with banks and other credit counterparties regarding project financing, industrial revenue bonds, or pollution control bonds, and these discussions have led to indications of debt financing equivalent to 70% of our expected capital expenditure requirements through 2024, there can be no assurance that we will be successful in obtaining such financing. If we are unable to obtain debt financing on favorable terms or at all, or, if proceeds raised in our transaction with CENAQ are less than expected, our development timeline may be delayed and would require raising of additional equity or debt capital.

Additionally, we may raise additional funds through the issuance of equity, equity-related or debt securities, through obtaining credit from government or financial institutions or by engaging in joint ventures or other alternative forms of financing. We cannot be certain that additional funds will be available on favorable terms when required, or at all. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects could be materially and adversely affected. If we raise funds through the issuance of debt securities or through loan arrangements, the terms of such debt securities or loan arrangements could require significant interest payments, contain covenants that restrict our business, or contain other unfavorable terms. In addition, to the extent we raise funds through the sale of additional equity securities, our stockholders would experience additional dilution.

In order to construct new commercial production facilities, we typically face a long and variable design, fabrication, and construction development cycle that requires significant resource commitments and may create fluctuations in whether and when revenue is recognized, and may have an adverse effect on our business.

The development, design and construction process for our commercial production facilities generally lasts from 24 to 36 months, on average. Prior to constructing and developing a commercial production facility, we typically conduct a preliminary review and assess whether the commercial production facility is commercially viable based on our expected return on investment, investment payback period, and other operating metrics, as well as the necessary permits to develop such commercial production facility. This extended development process requires the dedication of significant time and resources from our management team, with no certainty of success or recovery of our expenses. Further, upon commencement of operations, we expect it may take six months or longer for the commercial production facility to ramp up to our expected production level. All of these factors, and in particular, increased spending that is not offset by increased revenues, can contribute to fluctuations in our quarterly financial performance and increase the likelihood that our operating results in a particular period will fall below investor expectations.

Our business will require suitable tracts of real property upon which to construct and operate the specialized equipment supporting our commercial production facilities. We anticipate that such tracts of real property will be predominantly leased from third parties under long-term land leases, but it is possible that some of such tracts may be purchased by us. If we are unable to identify such suitable tracts of real property, or if we are unable to purchase or lease such tracts at commercially reasonable rates and under terms favorable to us, our business may be adversely affected.

The construction and operation of the equipment supporting our commercial production facilities sales may require specialized permitting from applicable governmental authorities. We may be unable to obtain such specialized permitting, or we may experience significant delays in obtaining such specialized permitting, and this may delay our ability to launch these facilities for commercial operations, which may have a significant impact on our revenue and profitability.

The complexity, expense, and nature of customer procurement processes result in a lengthy customer acquisition and sales process. We anticipate that it may take us months to attract, obtain an award from, contract with, and recognize revenue from the production of renewable gasoline by a new commercial production facility, if we are successful at all.

We have entered into relatively new markets for renewables, including renewable natural gas, renewable gasoline and biofuel. These new markets are highly volatile and have significant risk associated with current market conditions.

We have limited experience in marketing and selling renewable gasoline. As such, we may not be able to compete successfully with existing or new competitors in supplying renewable gasoline to potential customers. If we are unable to establish production and sales channels that allow us to offer comparable products at attractive prices, we may not be able to compete effectively in the market. Furthermore, there can be no assurance that our renewables business will ever generate significant revenues or maintain profitability. The failure to do so could have a material adverse effect on our business and results of operations.

Fluctuations in the price of product inputs, including renewable feedstocks, natural gas and other feedstocks, may affect our cost structure.

Our approach to the renewable fuels market will be dependent on the price of renewable feedstocks, such as biomass and MSW, as well as natural gas (including synthetic natural gas) and other feedstocks that will be used to produce our renewable gasoline. A decrease in the availability of feedstocks or an increase in the price may have a material adverse effect on our financial condition and operating results. At certain levels, prices may make these products uneconomical to use and produce as we may be unable to pass the full amount of feedstock cost increases on to our customers.

The price and availability of biomass, MSW, natural gas and other feedstocks may be influenced by general economic, market and regulatory factors. These factors include weather conditions, farming decisions, government policies and subsidies with respect to agriculture and international trade and global demand and supply. For example, renewable feedstock prices may increase significantly in response to increased demand for biomass for the production of competing renewable fuels.

Fluctuations in petroleum prices and customer demand patterns may reduce demand for renewable fuels and bio-based chemicals. A prolonged environment of low petroleum prices or reduced demand for renewable fuels or biofuels could have a material adverse effect on our long-term business prospects, financial condition and results of operations.

Our renewable gasoline may be considered an alternative to petroleum-based fuels. Therefore, if the price of crude oil falls, any revenues that we generate from renewable gasoline could decline and we may be unable to produce products that are a commercially viable alternative to petroleum-based fuels. Additionally, demand for liquid transportation fuels, including renewable gasoline, may decrease due to economic conditions or other factors outside of our control, which could have a material adverse impact on our business and results of operations.

Long-term renewable fuels prices may fluctuate substantially due to factors outside of our control. The price of renewable fuels can vary significantly for many reasons, including: (i) increases and decreases in the number of internal combustion engines in operation in our markets; (ii) changes in competing liquid hydrocarbon technologies or fuel transportation capacity constraints or inefficiencies; (iii) energy or renewable fuel supply disruptions; (iv) weather conditions; (v) seasonal fluctuations; (vi) changes in the demand for energy or in patterns of renewable fuel usage, including the potential development of demand-side management tools and practices; (vi) development of new fuels or new technologies for the production of renewable fuels; and (vii) federal and state regulations.

We may face substantial competition from companies with greater resources and financial strength, which could adversely affect our performance and growth.

We may face substantial competition in the market for renewable fuel. Our competitors include companies in the incumbent petroleum-based industry as well as those in the emerging renewable fuels industry. The petroleum-based industry benefits from a large established infrastructure, production capability and business relationships. The greater resources and financial strength in this industry provide significant competitive advantages that we may not be able to overcome in a timely manner.

Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to and/or are less expensive than other products on the market. Many of our competitors have substantially greater production, financial, research and development, personnel and marketing resources than we do. In addition, certain of our competitors may also benefit from local government subsidies and other incentives that are not available to us. As a result, our competitors may be able to develop competing and/or superior technologies and processes, and compete more aggressively and sustain that competition over a longer period of time than we could. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. As more companies develop new intellectual property in our markets, the possibility of a competitor acquiring patent or other rights that may limit our business or operations increases, which could lead to litigation. Furthermore, to secure purchase agreements from certain customers, we may be required to enter into exclusive supply contracts, which could limit our ability to further expand our sales to new customers. Likewise, major potential customers may be locked into long-term, exclusive agreements with our competitors, which could inhibit our ability to compete for their business.

Our ability to compete successfully also depends on our ability to identify, hire, attract, train and develop and retain highly qualified personnel. We may not be able to recruit and hire a sufficient number of such personnel which may adversely affect our results of operations, sales capabilities and financial position. New hires require significant training and time before they achieve full productivity and the ability to attract, hire and retain them depends on our ability to provide competitive compensation. There is significant competition for personnel with strong sales skills and technical knowledge. We may be unable to hire or retain sufficient numbers of qualified individuals and such failure could adversely affect our business, including the execution of our proposed growth projects.

In addition, various governments have recently announced a number of spending programs focused on the development of clean technologies, including alternatives to petroleum-based fuels and the reduction of carbon emissions. Such spending programs could lead to increased funding for our competitors or a rapid increase in the number of competitors within those markets.

We also may face substantial competition as we develop our commercial production facilities and STG+® technology and seek to work with agricultural industry participants, commercial waste companies and landowners to source our renewable feedstocks, including biomass and MSW, as well as natural gas and other feedstocks and lease or acquire land to install and operate commercial production facilities. Our competitors include established companies and developers with significantly greater resources and financial strength, which may provide them with competitive advantages that we may not be able to overcome in a timely manner, or at all.

Our limited resources relative to many of our competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and market share, adversely affect our results of operations and financial position and prevent us from obtaining or maintaining profitability.

Our proposed growth projects may not be completed or, if completed, may not perform as expected. Our project development activities may consume a significant portion of our management’s focus, and if not successful, reduce our profitability.

We plan to grow our business by building multiple commercial production facilities, including our first commercial STG+® based production facility in the United States, along with our additional planned and identified potential commercial production facilities. Development projects may require us to spend significant sums for engineering, permitting, legal, financial advisory and other expenses before we determine whether a development project is feasible, economically attractive or capable of being financed.

Our development projects are typically planned to be large and complex, and we may not be able to complete them. There can be no assurance that we will be able to negotiate the required agreements, overcome any local opposition, or obtain the necessary approvals, licenses, permits and financing. Failure to achieve any of these elements may prevent the development and construction of a project. If that were to occur, we could lose all of our investment in development expenditures and may be required to write-off project development assets.

We may not be able to develop, maintain and grow strategic relationships, identify new strategic relationship opportunities, or form strategic relationships, in the future.

We expect that our ability to establish, maintain, and manage strategic relationships, such as our agreements with Waste Management, Inc. (“Waste Management”), InEnTec Inc. (“InEnTec”) and EcoStrat Inc. (“EcoStrat”), could have a significant impact on the success of our business. While we expect to increase the amount of revenue associated with our STG+® technology to become a more substantial operating entity in the future, there can be no assurance that we will be able to identify or secure suitable and scalable business relationship opportunities in the future or that our competitors will not capitalize on such opportunities before we do.

Additionally, we cannot guarantee that the companies with which we have developed or will develop strategic relationships will continue to devote the resources necessary to promote mutually beneficial business relationships and grow our business. Our current arrangements are not exclusive, and some of our strategic partners work with our competitors. If we are unsuccessful in establishing or maintaining our relationships with key strategic partners, our overall growth could be impaired, and our business, prospects, financial condition, and operating results could be adversely affected.

We may acquire or invest in additional companies, which may divert our management’s attention, result in additional dilution to our stockholders, and consume resources that are necessary to sustain our business.

Although we have not made any acquisitions to date, our business strategy in the future may include acquiring other complementary products, technologies, or businesses. We also may enter relationships with other businesses to expand our operations and to create service networks to support our production and delivery of renewable gasoline. An acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures. We may encounter difficulties assimilating or integrating the businesses, technologies, products, services, personnel, or operations of the acquired companies particularly if the key personnel of the acquired companies choose not to work for us. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown liabilities.

Negotiating these transactions can be time consuming, difficult, and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. Even if we do successfully complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, securities analysts, and investors.

Fluctuations in the price and availability of energy to power our facilities may harm our performance.

We anticipate our commercial production facilities to use significant amounts of energy to produce our renewable gasoline. Accordingly, our business is dependent upon energy supplied by third parties. The prices and availability of energy resources are subject to volatile market conditions. These market conditions are affected by factors beyond our control, such as weather conditions, overall economic conditions and governmental regulations. Should the price of energy increase or should access to the required energy sources be unavailable, our business could suffer and have a material adverse impact on our results of operations. In addition, a lack of availability of sufficient amounts of renewable energy to effectively decarbonize our facilities could have a material impact on our business and results of operations.

We may be subject to liabilities and losses that may not be covered by insurance.

Our employees and facilities are subject to the hazards associated with producing renewable gasoline. Operating hazards can cause personal injury and loss of life, damage to, or destruction of, property, plant and equipment and environmental damage. We maintain insurance coverage in amounts against the risks that we believe are consistent with industry practice, and maintain a safety program. However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or to property owned by third parties or other losses that are not fully covered by insurance could have a material adverse effect on our results of operations and financial position.

Insurance liabilities are difficult to assess and quantify due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If we were to experience insurance claims or costs above our coverage limits or that are not covered by our insurance, we might be required to use working capital to satisfy these claims rather than to maintain or expand our operations. To the extent that we experience a material increase in the frequency or severity of accidents or workers’ compensation claims, or unfavorable developments on existing claims, our operating results and financial condition could be materially and adversely affected.

Renewable gasoline has not previously been used as a commercial fuel in significant amounts, its use subjects us to product liability risks and we may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

Renewable gasoline has not been used as a commercial fuel in large quantities or for a long period of time. Research regarding this product and its distribution infrastructure is ongoing. Although renewable gasoline has been tested on some engines, there is a risk that it may damage engines or otherwise fail to perform as expected. If renewable gasoline degrades the performance or reduce the life-cycle of engines, or causes them to fail to meet emissions standards, market acceptance could be slowed or stopped, and we could be subject to product liability claims. A significant product liability lawsuit could substantially impair our production efforts and could have a material adverse effect on our business, reputation, financial condition and results of operations.

While we intend to carry insurance for product liability, it is possible that our insurance coverage may not cover the full exposure on a product liability claim of significant magnitude. A successful product liability claim against us could require us to pay a substantial monetary award. A product liability claim could also generate substantial negative publicity about our business and operations and could have an adverse effect on our brand, business, prospects, financial condition, and operating results.

Liabilities and costs associated with hazardous materials, contamination and other environmental conditions may require us to conduct investigations or remediation or expose us to other liabilities, both of which may adversely impact our operations and financial condition.

We may incur liabilities for the investigation and cleanup of any environmental contamination at our commercial production facilities, or at off-site locations where we arrange for the disposal of hazardous substances or wastes. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal, state and local laws, certain broad categories of persons, including an owner or operator of a property, or businesses may become liable for costs of investigation and remediation, impacts to human health and for damages to natural resources. These laws often impose strict and joint and several liability without regard to fault or degree of contribution or whether the owner or operator knew of, or was responsible for, the release of such hazardous substances or whether the conduct giving rise to the release was legal at the time it occurred. We also may be subject to related claims by private parties, including employees, contractors, or the general public, alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. We may incur substantial costs or other damages associated with these obligations, which could adversely impact our business, financial condition and results of operations.

Furthermore, we rely on third parties to ensure compliance with certain environmental laws, including those relating to the disposal of wastes. Any failure to properly handle or dispose of wastes, regardless of whether such failure is ours or our contractors, could result in liability under environmental, health and safety laws. The costs of liability could have a material adverse effect on our business, financial condition or results of operations.

Our operations, and future planned operations, are subject to certain environmental health and safety laws or permitting requirements, which could result in increased compliance costs or additional operating costs and restrictions. Failure to comply with such laws and regulations could result in substantial fines or other limitations that could adversely impact our financial results or operations.

Our operations, as well as our contractors, suppliers, and customers, are subject to certain federal, state, local and foreign environmental laws and regulations governing, among other things, the generation, storage, transportation, and disposal of hazardous substances and wastes. We or others in our supply chain may be required to obtain permits and comply with procedures that impose various restrictions and operations that could have adverse effects on our operations. If key permits and approvals cannot be obtained on acceptable terms, or if other operations requirements cannot be met in a manner satisfactory for our operations or on a timeline that meets our commercial obligations, it may adversely impact our business. There are also significant capital, operating and other costs associated with compliance with these environmental laws and regulations.

Environmental and health and safety laws and regulations are subject to change and may become more stringent over time, such as through new regulations enacted at the international, national, state, and/or local level or new or modified regulations that may be implemented under existing law. The nature and extent of any changes in these laws, rules, regulations, and permits could have material effects on our business. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, could cause additional expenditures, restrictions, and delays in connection with our operations as well as our other future projects.

Future changes to our operations, such as siting of new facilities or the implementation of manufacturing processes at our planned future facilities, could result in increased expenditures to comply with environmental laws, or to obtain and comply with pre-construction and operating permits. For example, federal siting requirements could require us to consider alternative sites for our manufacturing facilities or we could be subject to challenges from stakeholders regarding the use of land for such facilities, which could lead to delays or an inability to construct new facilities. Additionally, future planned operations may create regulated emissions which may require obtaining permits, adhering to permit limits, and/or the use of emissions control technology at our manufacturing facilities. Should permitted limits or other requirements applicable to our current or future operations change in the future, we may be required to install additional, more costly control technology to ensure continued compliance with environmental laws or permits. Any failure to comply with environmental laws could result in significant fines and penalties or business interruptions that could adversely impact our financial results or operations.

Increased focus on sustainability or other ESG matters could impact our operations.

Our business requires customers and financial institutions to view our business and operations as having a positive environmental, social and corporate governance (“ESG”) profile. Increasing attention to, and societal expectations regarding, climate change, human rights, and other ESG topics may require us to make certain changes to our business operations to satisfy the expectations of customers and financial institutions. Additionally, our customers may be driven to purchase our fuel products due to their own sustainability or ESG commitments, which may entail holding their suppliers — including us — to ESG standards that go beyond compliance with laws and regulations and our ability to comply with such standards. Failure to maintain operations that align with such “beyond compliance” standards may cause potential customers to not do business with us or otherwise hurt demand for our products. These and other ESG concerns could adversely affect our business, prospects, financial condition and operating results.

Failure of third parties to manufacture quality products or provide reliable services in accordance with schedules, prices, quality and volumes that are acceptable to us could cause delays in developing and operating our commercial production facilities, which could damage our reputation, adversely affect our partner relationships or adversely affect our growth.

Our success depends on our ability to develop and operate our commercial production facilities in a timely manner, which depends in part on the ability of third parties to provide us with timely and reliable products and services. In developing and operating our commercial production facilities and technologies, we rely on products meeting our design specifications and components manufactured and supplied by third parties, and on services performed by contractors and subcontractors. We also rely on contractors and subcontractors to perform substantially all of the construction and installation work related to our commercial production facilities, and we often need to engage contractors or subcontractors with whom we have no past experience.

If any of our contractors or subcontractors are unable to provide services that meet or exceed our expectations or satisfy our contractual commitments, our reputation, business and operating results could be harmed. In addition, if we are unable to avail ourselves of warranties and other contractual protections with providers of products and services, we may incur liability to our customers or additional costs related to the affected products, which could adversely affect our business, financial condition and results of operations. Moreover, any delays, malfunctions, inefficiencies or interruptions in these products or services could adversely affect the quality and performance of our commercial production facilities and require considerable expense to find replacement products and to maintain and repair our facilities. This could cause us to experience interruption in our production and distribution of renewable gasoline, difficulty retaining current relationships and attracting new relationships, or harm our brand, reputation or growth.

We may be unable to successfully perform under future supply and distribution agreements to provide our renewable gasoline, which could harm our commercial prospects.

We expect to enter into multiple supply agreements pursuant to which we will supply our renewable gasoline to various customers. Under certain of these supply agreements, we expect the purchasers will agree to pay for and receive, or cause to be received by a third party, or pay for even if not taken, the renewable gasoline under contract (a “take-or-pay” arrangement). We anticipate that the timing and volume commitment of certain of these agreements will be conditioned upon, and subject to, our ability to complete the construction of our first commercial production facility and our additional planned and identified potential commercial production facilities. In order to construct and commence operations of commercial production facilities, we must secure third-party financing. While we have secured and believe that we can secure additional adequate financing in order to commence construction of and complete our commercial production facilities and, in turn, perform under these agreements, we cannot assure you that we will in the future be able to obtain adequate financing on favorable terms, or at all. Furthermore, we have not demonstrated that we can meet the production levels and specifications contemplated in anticipated or future supply agreements. If our production is slower than we expect, if demand decreases or if we encounter difficulties in successfully completing our first commercial production facility and our additional planned and identified potential commercial production facilities, the counterparties may terminate the supply agreements and potential customers may be less willing to negotiate definitive supply agreements with us, and therefore cause our performance to suffer.

In addition, from time to time, we may enter into letters of intent, memoranda of understanding and other largely non-binding agreements or understandings with potential customers or partners in order to develop our business and the markets that we serve. We can make no assurance that legally binding, definitive agreements reflecting the terms of such non-binding agreements will be completed with such customers or partners, or at all.

Third parties on whom we may rely for transportation services are subject to complex federal, state and other laws that could adversely affect our operations.

The operations of third parties on whom we may rely for transportation services are subject to complex and stringent laws and regulations that require obtaining and maintaining numerous permits, approvals and certifications from various federal, state and local government authorities. These third parties may incur substantial costs in order to comply with existing laws and regulations. If existing laws and regulations governing such third-party services are revised or reinterpreted, or if new laws and regulations become applicable to their operations, these changes may affect the costs that we pay for services. Similarly, a failure to comply with such laws and regulations by the third parties could have a material adverse effect on our business, financial condition and results of operations.

Our business and operations may be significantly disrupted upon the occurrence of a catastrophic event, information technology system failures or cyberattack.

Our business is dependent on proprietary technologies, processes and information that we have developed, much of which is stored on our computer systems. We also have entered into agreements with third parties for hardware, software, telecommunications and other information technology (“IT”) services in connection with our operations. Our operations depend, in part, on how well we and our vendors protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism, theft, malware, ransomware and phishing attacks. Any of these and other events could result in IT system failures, delays, a material disruption of our business or increases in capital expenses. Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment and IT systems and software, as well as preemptive expenses to mitigate the risks of failures.

Furthermore, the importance of such information technology systems and networks and systems has increased due to many of our employees working remotely on less secure systems and environments. Additionally, if one of our service providers were to fail and we were unable to find a suitable replacement in a timely manner, we could be unable to properly administer our outsourced functions. If we cannot continue to retain these services provided by our vendors on acceptable terms, our access to the IT system and services could be interrupted. Any security breach, interruption or failure in our IT system and operations could impair quality of services, increase costs, prompt litigation and other consumer claims, and damage our reputation, any of which could substantially harm our business, financial condition or the results of operations.

As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security resources to protect our data security and information technology systems, such measures may not prevent such events. In addition, certain measures that could increase the security of our IT system take significant time and resources to deploy broadly, and such measures may not be deployed in a timely manner or be effective against an attack. The inability to implement, maintain and upgrade adequate safeguards could have a material and adverse impact on our business, financial condition and results of operations. Significant disruption to our IT system or breaches of data security could also have a material adverse effect on our business, financial condition and results of operations.

Our facilities and processes may fail to produce renewable gasoline at the volumes, rates and costs we expect.

Some, or all, of our future commercial production facilities may be in locations distant from biomass and MSW, natural gas or other feedstock sources, which could increase our feedstock costs or prevent us from acquiring sufficient feedstock volumes for commercial production. General market conditions might also cause increases in feedstock prices, which could likewise increase our production costs.

Even if we secure access to sufficient volumes of feedstock, our commercial production facilities may fail to perform as expected. The equipment and subsystems that we install in our commercial production facilities may never operate as planned. Unexpected problems may force us to cease or delay production and the time and costs involved with such delays may prove prohibitive. Any or all of these risks could prevent us from achieving the production throughput and yields necessary to achieve our target annualized production run rates and/or to meet the future volume demands or minimum requirements of our customers, including pursuant to definitive supply or distribution agreements that we may enter into, which may subject us to monetary damages. Failure to achieve these rates or meet these minimum requirements, or achieving them only after significant additional expenditures, could substantially harm our commercial performance.

We may in the future use hedging arrangements to mitigate certain risks, but the use of such derivative instruments could have a material adverse effect on our results of operations.

We are likely in the future to use interest rate swaps to manage interest rate risk. In addition, we may use forward energy sales and other types of hedging contracts, including foreign currency hedges if we do expand into other countries. If we elect to enter into these type of hedging arrangements, our related assets could recognize financial losses on these arrangements as a result of volatility in the market values of the underlying asset or if a counterparty fails to perform under a contract. If actively quoted market prices and pricing information from external sources are not available, the valuation of these contracts would involve judgment or the use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts. If the values of these financial contracts change in a manner that we do not anticipate, or if a counterparty fails to perform under a contract, it could harm our business, financial condition, results of operations and cash flows.

Business interruptions, including those related to the widespread outbreak of an illness, pandemic (such as COVID-19), adverse weather conditions, manmade problems such as terrorism and other catastrophic events, may have an adverse impact on our business and results of operations.

We are vulnerable to natural disasters and other events that could disrupt our operations. Any of our facilities or future facilities or operations may be harmed or rendered inoperable by catastrophic events, such as natural disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods; nuclear disasters, riots, civil disturbances, war, acts of terrorism or other criminal activities; pandemics (such as COVID-19); power outages and other events beyond our control. We do not have a detailed disaster recovery plan. In addition, we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our cash flows and success as an overall business.

In the event of natural disaster or other catastrophic event, we may be unable to continue our operations and may endure production interruptions, reputational harm, delays in manufacturing, delays in the development and testing of our STG+® solutions, and related technologies, and the loss of critical data, all of which could have an adverse effect on our business, prospects, financial condition, and operating results. If our facilities are damaged by such natural disasters or catastrophic events, the repair or replacement would likely be costly and any such efforts would likely require substantial time that may affect our ability to produce and deliver our renewable gasoline. Any future disruptions in our operations could negatively impact our business, prospects, financial condition, and operating results and harm our reputation. In addition, we may not carry enough insurance to compensate for the losses that may occur.

Even if we are successful in completing the first commercial production facility and consistently producing renewable gasoline on a commercial scale, we may not be successful in commencing and expanding commercial operations to support the growth of our business.

Our ability to achieve significant future revenue will depend in large part upon our ability to attract customers and enter into contracts on favorable terms. We expect that many of our customers will be large companies with extensive experience operating in the fuels or chemicals markets. We lack significant commercial operating experience and may face difficulties in developing marketing expertise in these fields. Our business model relies upon our ability to successfully implement the first commercial production facility and commence and expand commercial operations and successfully negotiate, structure and fulfill long-term supply agreements for our renewable gasoline. Agreements with potential customers may initially only provide for the purchase of limited quantities from us. Our ability to increase our sales will depend in large part upon our ability to expand these existing customer relationships into long-term supply agreements. Establishing, maintaining and expanding relationships with customers can require substantial investment without any assurance from customers that they will place significant orders. In addition, many of our potential customers may be more experienced in these matters than we are, and we may fail to successfully negotiate these agreements in a timely manner or on favorable terms which, in turn, may force us to slow our production, dedicate additional resources to increasing our storage capacity and/or dedicate resources to sales in spot markets. Furthermore, should we become more dependent on spot market sales, our profitability will become increasingly vulnerable to short-term fluctuations in the price and demand for petroleum-based fuels and competing substitutes.

We are a development stage company with a history of net losses, we are currently not profitable and we may not achieve or maintain profitability. If we incur substantial losses, we may have to curtail our operations, which may prevent us from successfully operating and expanding our business.

We have incurred net losses since our inception. We are currently in the development stage and have not yet commenced principal operations or generated revenue. We are dependent upon BERR for additional capital to continue the development of our technology and operations.

Furthermore, we expect to spend significant amounts on further development of our technology, acquiring or otherwise gaining access to commercial production facilities, marketing and general and administrative expenses associated with our planned growth and management of operations as a public company. In some market environments, we may have limited access to incremental financing, which could defer or cancel growth projects, reduce business activity or cause us to default under any debt agreements if we are unable to meet our payment schedules. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending ourselves against claims by others that we may be violating their intellectual property rights may be significant. As a result, even if our revenues increase substantially, we expect that our expenses will exceed revenues for the foreseeable future. We do not expect to achieve profitability during this period, and may never achieve it. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our actual costs may be greater than expected in developing our commercial production facilities or growth projects, causing us to realize significantly lower profits or greater losses.

We generally must estimate the costs of completing a specific commercial production facility or growth project prior to the construction of the facility or project. The actual cost of labor and materials may vary from the costs we originally estimated. These variations may cause the gross cost for a commercial production facility or growth project to differ from those we originally estimated. Cost overruns on our commercial production facilities and growth projects could occur due to changes in a variety of factors such as:

●	failure to properly estimate costs of engineering, materials, equipment, labor or financing;

●	unanticipated technical problems with the structures, materials or services;

●	unanticipated project modifications;

●	changes in the costs of equipment, materials, labor or contractors;

●	our strategic partners, suppliers’ or contractors’ failure to perform;

●	changes in laws and regulations; and

●	delays caused by weather conditions.

As commercial production facilities or projects grow in size and complexity, multiple factors may contribute to reduced profit or greater losses, and depending on the size of the particular project, variations from the estimated costs could have a material adverse effect on our business. For example, if costs exceed our estimates, it could cause us to realize significantly lower profits or greater losses.

Disruption in the supply chain, including increases in costs, shortage of materials or other disruption of supply, or in the workforce could materially adversely affect our business.

We rely on our suppliers and strategic partners for our business, from feedstocks to materials for our commercial production facilities and our STG+® technology. Future delays or interruptions in the supply chain could expose us to the various risks which would likely significantly increase our costs and/or impact our operations or business plans including:

●	we or our strategic partners may have excess or inadequate inventory of feedstocks for operation of our facilities;

●	we may face delays in construction or development of our growth projects;

●	we may not be able to timely procure parts or equipment to upgrade, replace, or repair our facilities and technology system; and

●	our suppliers may encounter financial hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

We may not be able to obtain, or comply with terms and conditions for, government grants, loans, and other incentives for which we may apply for in the future, which may limit our opportunities to expand our business.

We anticipate that in the future there will be new opportunities for us to apply for grants, loans, and other federal and state incentives. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these programs and other incentives is and will remain highly competitive. We may not be successful in obtaining any of these additional grants, loans, and other incentives. We may in the future fail to comply with the conditions of these incentives, which could cause us to lose funding or negotiate with governmental entities to revise such conditions. We may be unable to find alternative sources of funding to meet our planned capital needs, in which case, our business, prospects, financial condition, and operating results could be adversely affected.

We may expand our operations globally, which would subject us to anti-corruption, anti-bribery, anti-money laundering, trade compliance, economic sanctions and similar laws, and non-compliance with such laws may subject us to criminal or civil liability and harm our business, financial condition and/or results of operations. We may also be subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

If we expand our operations globally, we would be subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, U.S. domestic bribery laws, and other anti-corruption and anti-money laundering laws in the countries in which we would conduct business. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. If we engage in international operations, sales and business with partners and third-party intermediaries to market our products, we may be required to obtain additional permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. If we engage in international operations, sales and business with the public sector, we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, agents, representatives, contractors, and partners, even if we do not explicitly authorize such activities.

Failure to protect our intellectual property, inability to enforce our intellectual property rights or loss of our intellectual property rights through costly litigation or administrative proceedings, could adversely affect our ability to compete and our business.

Our success depends in large part on our ability to obtain and maintain patent and other proprietary protection for commercially important inventions, to obtain and maintain know-how related to our business, including our proprietary manufacturing technology, to defend and enforce our intellectual property rights, in particular our patent rights, to preserve the confidentiality of our trade secrets, and to operate without infringing, misappropriating, or violating the valid and enforceable patents and other intellectual property rights of third parties. We rely on various intellectual property rights, including patents, trademarks, and trade secrets, as well as confidentiality provisions and contractual arrangements, and other forms of statutory protection to protect our proprietary rights. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets. If we do not protect and enforce our intellectual property rights adequately and successfully, our competitive position may suffer, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

Our pending patent or trademark applications may not be approved, or competitors or others may challenge the validity, enforceability, or scope of our patents, the registrability of our trademarks or the trade secret status of our proprietary information. There can be no assurance that additional patents will be issued or that any issued patents will provide significant protection for our intellectual property or for those portions of our proprietary technology and software that are the most key to our competitive positions in the marketplace. In addition, our patents, trademarks, trade secrets, and other intellectual property rights may not provide us a significant competitive advantage. There is no assurance that the forms of intellectual property protection that we seek, including business decisions about when and where to file patents and when and how to maintain and protect trade secrets, license and other contractual rights will be adequate to protect our business.

Moreover, recent amendments to developing jurisprudence and current and possible future changes to intellectual property laws and regulations, including U.S. and foreign patent, trade secret and other statutory law, may affect our ability to protect and enforce our intellectual property rights and to protect our proprietary technology. Despite our precautions, our intellectual property is vulnerable to unauthorized access and copying through employee, contractor or other third-party error or actions, including malicious state or state-sponsored actors, theft, hacking, cybersecurity incidents, and other security breaches and incidents, and such incidents may be difficult to detect or may be unknown for a significant period of time. It is possible for third parties to infringe upon or misappropriate our intellectual property, to copy or reverse engineer our proprietary manufacturing process, and to use information that we regard as proprietary to create products and services that compete with ours.

Intellectual property laws, procedures, and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States, and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology. Effective patent, trademark and other intellectual property protection may not be available in every country in which our services are made available. To the extent we expand our international activities, our exposure to unauthorized copying and use of our intellectual property and proprietary information may increase. Consequently, we may not be able to prevent third parties from infringing on our intellectual property in all countries outside the U.S., or from selling or importing products made using our intellectual property in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement of patents and other intellectual protection is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

As we move into new markets and expand our products or services offerings, incumbent participants in such markets may assert their intellectual property and other proprietary rights against us as a means of slowing our entry into such markets or as a means to extract substantial license and royalty payments from us. In addition, our agreements with some of our customers, suppliers or other entities with whom we do business requires us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. As a result, we could incur significant costs and expenses that could adversely affect our business, operating results or financial condition.

We have entered into confidentiality agreements with contractors and consultants as well as agreements containing restrictive covenants and confidentiality provisions with employees of Intermediate, and we may enter into agreements with similar provisions with our employees and with other third parties in the future. We cannot ensure that these agreements, or all the terms thereof, will be enforceable or compliant with applicable law, or otherwise effective in controlling access to, use of, reverse engineering, and distribution of our proprietary information. Further, these agreements with our employees, contractors, and other parties may not prevent other parties from independently developing technologies, products and services that are substantially equivalent or superior to our technologies, products and services.

We derive a substantial portion of our revenue from our proprietary manufacturing technology, which we believe is a unique aspect of our technology in the current market and provides us with a significant competitive advantage. Our ability to prevent competitors from replicating this technology depends on our ability to obtain, maintain, protect, defend and enforce our intellectual property rights in the processes that comprise the technology and/or keep those processes and the underlying technology secret. We may not be able to prevent competitors from replicating or developing a better version of our proprietary manufacturing technology, which could result in a substantial decrease in our revenue and limit demand for our services.

We may need to spend significant resources securing and monitoring our intellectual property rights, and we may or may not be able to detect infringement by third parties. The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from infringing, misappropriating, diluting or otherwise violating our intellectual property rights or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. Our competitive position may be adversely impacted if we cannot detect infringement or enforce our intellectual property rights quickly or at all. In some circumstances, we may choose not to pursue enforcement because an infringer has a dominant intellectual property position, because of uncertainty relating to the scope of our intellectual property or the outcome of an enforcement action, or for other business reasons. In addition, competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and our development teams and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims attacking the scope, validity, and enforceability of our intellectual property rights, or with counterclaims and countersuits asserting infringement by us of third-party intellectual property rights. Our failure to secure, protect, and enforce our intellectual property rights could adversely affect our brand and our business, any of which could have an adverse effect on our business, prospects, financial condition, and operating results.

Agreements containing confidentiality provisions and restrictive covenants with employees, contractors, consultants and other third-parties may not adequately prevent disclosures of trade secrets and other proprietary information.

We rely in part on trade secret protection to protect our confidential and proprietary information and processes. However, trade secrets are difficult to protect. We have taken measures to protect our trade secrets and proprietary information, but these measures may not be effective. Our employees have agreed to restrictive covenants and other confidentiality provisions and our consultants and contractors are required to enter into confidentiality agreements with us. We cannot guarantee that we have entered into such agreements with each party who has developed intellectual property on our behalf and each party that has or may have had access to our confidential information, know-how and trade secrets. We intend for new employees, consultants and other third parties to execute confidentiality agreements or agreements containing confidentiality provisions upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that know-how and inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Nevertheless, these agreements may be insufficient or breached, or may not be enforceable, our proprietary information may be disclosed, third parties could reverse engineer our biocatalysts and others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Moreover, these agreements may not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or technology. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In addition, trade secrets and know-how can be difficult to protect and some courts inside and outside of the United States are less willing or unwilling to protect trade secrets and know-how. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would not be able to prevent them from using that technology or information to compete with us, and our competitive position could be materially and adversely harmed. An unauthorized breach in our information technology systems may expose our trade secrets and other proprietary information to unauthorized parties.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The United States Patent and Trademark Office, or USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent prosecution process. When related patents are pursued concurrently in multiple jurisdictions, international treaties may impose additional procedural, documentary, fee payment and other provisions. Periodic maintenance or annuity fees and various other governmental fees on any issued patent and/or pending patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of a patent or patent application. Our outside counsel has systems in place to remind us to pay these fees, and we rely on our outside counsel and their third-party vendors to pay these fees. While an inadvertent lapse may sometimes be cured by payment of a late fee or by other means in accordance with the applicable rules, there are many situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications directed to our proprietary technology, our competitors might be able to enter the market, which could harm our business, financial condition, results of operations, and prospects.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our technology.

Our success is dependent on intellectual property, particularly patents. Obtaining and enforcing patents in our industry involves both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain, due in part to ongoing changes in patent laws. Depending on decisions by Congress, the federal courts and the USPTO, and equivalent institutions in other jurisdictions, the laws and regulations governing patents, and interpretation thereof, could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce existing or future patents. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.

Patent law can be highly uncertain and involve complex legal and factual questions for which important principles remain unresolved. In the United States and in many international jurisdictions, policy regarding the breadth of claims allowed in patents can be inconsistent. The U.S. Supreme Court and the Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how they interpret the patent laws of the United States. Similarly, international courts have made, and will likely continue to make, changes in how they interpret the patent laws in their respective jurisdictions. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and international legislative bodies. Those changes may materially affect our patent rights and our ability to obtain issued patents.

We may be subject to intellectual property rights claims by third parties, which could be costly to defend, could require us to pay significant damages and, if we are unsuccessful in defending such claims, could limit our ability to use certain technologies and compete.

Third parties may assert claims of infringement of intellectual property rights or violation of other statutory, license or contractual rights in technology against us or against our customers for which we may be liable or have an indemnification obligation. Any such claim by a third party, even if without merit, could cause us to incur substantial costs defending against such claim and could distract our management and our development teams from our business.

Although third parties may offer a license to their technology the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, prospects, financial condition, and operating results to be adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Alternatively, we may be required to develop non-infringing technology which could require significant effort and expense and ultimately may not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from selling certain products or performing certain services or that requires us to pay substantial damages, including treble damages if we are found to have willfully infringed such claimant’s patents, copyrights, trade secrets or other statutory rights, royalties or other fees. Any of these events could have an adverse effect on our business, prospects, financial condition, and operating results.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information or alleged trade secrets of third parties or competitors or are in breach of noncompetition or non-solicitation agreements with our competitors or their former employers.

We also may employ or otherwise engage personnel who were previously or are concurrently employed or engaged at research institutions or other clean technology companies, including our competitors or potential competitors. We may be subject to claims that these personnel, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former or concurrent employers, or that patents and applications we have filed to protect inventions of these personnel, even those related to our technology, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could adversely affect our operations, result in substantial costs and be a distraction to management.

Our business and prospects depend significantly on our ability to build our brand. We may not succeed in continuing to establish, maintain, and strengthen our brand, and our brand and reputation could be harmed by negative publicity regarding our company or products.

Our business and prospects are dependent on our ability to develop, maintain, and strengthen our brand. Promoting and positioning our brand will depend significantly on our ability to provide high quality clean, renewable gasoline. In addition, we expect that our ability to develop, maintain, and strengthen our brand will also depend heavily on the success of our branding efforts. To promote our brand, we need to incur increased expenses, such as the costs associated with conducting product demonstrations and attending trade conferences. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers and partners, or retain our existing customers and partners and our business and financial condition may be adversely affected.

We also believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill. We may be unable to obtain trademark protection for our technologies, logos, slogans and brands, and our existing trademark registrations and applications, and any trademarks that may be used in the future, may not provide us with competitive advantages or distinguish our products and services from those of our competitors. Further, we may not timely or successfully register our trademarks. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business.

Moreover, any negative publicity relating to our employees, current or future partners, our STG+® technology, our clean, renewable gasoline, or customers who use our technology or gasoline, or others associated with these parties may also tarnish our own reputation simply by association and may reduce the value of our brand. Additionally, if safety or other incidents or defects in our gasoline occur or are perceived to have occurred, whether or not such incidents or defects are our fault, we could be subject to adverse publicity, which could be particularly harmful to our business given our limited operating history. Given the popularity of social media, any negative publicity about our products, whether true or not, could quickly proliferate and harm customer and community perceptions and confidence in our brand. Other businesses, including our competitors, may also be incentivized to fund negative campaigns against our company to damage our brand and reputation to further their own purposes. Future customers of our products and services may have similar sensitivities and may be subject to similar public opinion and perception risks. Damage to our brand and reputation may result in reduced demand for our products and increased risk of losing market share to our competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and may not be successful, and our inability to develop and maintain a strong brand could have an adverse effect on our business, prospects, financial condition, and operating results.

If we fail to comply with our obligations under license or technology agreements with third parties or are unable to license rights to use technologies on reasonable terms, we may be required to pay damages and could potentially lose license rights that are critical to our business.

We license certain intellectual property, including technologies, data, content and software from third parties, that is important to our business, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our products and services, or inhibit our ability to commercialize future products and services. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed intellectual property rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.

In the future, we may identify additional third-party intellectual property we may need to license in order to engage in our business. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more-established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our products and services. Such royalties are a component of the cost of our products or services and may affect the margins on our products and services. In addition, such licenses may be non-exclusive, which could give our competitors access to the same intellectual property licensed to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition and results of operations.

Our projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding adoption of renewable fuels. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations in any given quarter or fiscal year.

We operate in rapidly changing and competitive industries and our projections are subject to the risks and assumptions made by management with respect to our industries. Operating results are difficult to forecast as they generally depend on our assessment of the timing of adoption of commercial renewable fuel technologies, which is uncertain. Furthermore, as we invest in the development of our commercial production facilities that have yet to achieve commercial success, we may not recover the often substantial up-front costs of developing these facilities or recover the opportunity cost of diverting management and financial resources away from other projects. Additionally, our business may be affected by reductions in consumer demand as a result of a number of factors which may be difficult to predict. Similarly, our assumptions and expectations with respect to margins and the pricing of our renewable gasoline may not prove to be accurate as a result of competitive pressures or customer demands. This may result in decreased revenue, and we may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in revenue. This inability could cause our operating results in a given quarter or year to be higher or lower than expected.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our operating results could be adversely affected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity as of the date of the financial statements, and the amount of revenue and expenses, during the periods presented, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our financial statements include those related to determination of revenue recognition, stock-based compensation, inventory, warranties, and accounting for income taxes. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.

Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards, and changes in interpretation, we might be required to change our accounting policies, alter our operational policies, or implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our published financial statements. Changes to existing standards or changes in their interpretation may have an adverse effect on our reputation, business, financial position, and profit, or cause an adverse deviation from our revenue and operating profit target, which may negatively impact our financial results.

Inflation may adversely affect us by increasing costs of our business.

Inflation can adversely affect us by increasing costs of feedstock, equipment, materials, and labor. In addition, inflation is often accompanied by higher interest rates. In an inflationary environment, such as the current economic environment, depending on other economic conditions, we may be unable to raise prices of our fuels or products to keep up with the rate of inflation, which would reduce our profit margins. Given the inflation rates in 2022 and thus far in 2023, we have experienced, and continue to experience, increases in prices of feedstock, equipment, materials, and labor. Continued inflationary pressures could impact our profitability.

Our industry and our technologies are rapidly evolving and may be subject to unforeseen changes and developments in alternative technologies may adversely affect the demand for renewable gasoline. If we fail to make the right investment decisions in our technologies and products, we may be at a competitive disadvantage.

The renewable fuels industry is relatively new and has experienced substantial change in the last several years. As more companies invest in renewable energy technology and alternative energy sources, we may be unable to keep up with technology advancements and, as a result, our competitiveness may suffer. As technologies change, we plan to spend significant resources in ongoing research and development, and to upgrade or adapt our renewable gasoline, and introduce new products and services in order to continue to provide renewable gasoline and related products with the latest technology. Our research and development efforts may not be sufficient or could involve substantial costs and delays and lower our return on investment for our technologies. Delays or missed opportunities to adopt new technologies could adversely affect our business, prospects, financial condition, and operating results.

In addition, we may not be able to compete effectively with other alternative fuel products and integrate the latest technology into our STG+® process and related technologies. Even if we are able to keep pace with changes in technology and develop new products, we are subject to the risk that our prior products and production process will become obsolete more quickly than expected, resulting in less efficient facilities and potentially reducing our return on investment. Moreover, developments in alternative technologies, such as advanced diesel, ethanol, hydrogen fuel cells, or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may adversely affect our business and prospects in ways we do not currently anticipate. Any developments with respect to these technologies and related renewables research, or the perception that they may occur, may prompt us to invest heavily in additional research to compete effectively with these advances, which research and development may not be effective. Any failure by us to successfully react to changes in existing technologies could adversely affect our competitive position and growth prospects.

Concerns regarding the environmental impact of renewable gasoline production could affect public policy which could impair our ability to operate at a profit and substantially harm our revenues and operating margins.

Under the Energy Independence and Security Act, the EPA is required to produce a study every three years of the environmental impacts associated with current and future biofuel production and use, including effects on air and water quality, soil quality and conservation, water availability, energy recovery from secondary materials, ecosystem health and biodiversity, invasive species and international impacts. Should such EPA triennial studies, or other analyses find that biofuel production and use has resulted in, or could in the future result in, adverse environmental impacts, such findings could also negatively impact public perception and acceptance of biofuel as an alternative fuel, which also could result in the loss of political support. To the extent that state or federal laws are modified or public perception turns against biofuels, use requirements such as RFS and LCFS may not continue, which could materially harm our ability to operate profitably.

Each of Intermediate and CENAQ identified material weaknesses in its internal controls over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, and we may face litigation as a result.

In connection with the preparation of Intermediate’s financial statements for the year ended December 31, 2022 and the period from July 31, 2020 (inception) to December 31, 2021, management of Intermediate noted a material weakness in Intermediate’s internal control over financial reporting. Intermediate’s management did not maintain effective internal control over the reconciliation of the final fair value of the unit-based compensation awards prepared by third party valuation specialists to the accounting records due to a lack of professionals with defined roles within the accounting function providing financial reporting oversight. Additionally, Intermediate did not maintain effective internal control regarding the date on which to apply new accounting standards based upon CENAQ’s elections made under the JOBS Act, which required Intermediate to apply new accounting standards as if it were a public business entity.

In connection with the preparation of our financial statements as of September 30, 2021, CENAQ reevaluated the classification of the Class A Common Stock subject to possible redemption. This revaluation was due to a recent notification from the SEC that SPACs must not report possible redemption of stock as permanent equity. After consultation with the chairman of its audit committee, CENAQ management concluded that the previously issued audited balance sheet dated as of August 17, 2021 related to the consummation of its IPO, should be restated to report all Class A Common Stock subject to possible redemption as temporary equity. As part of such process, CENAQ identified a material weakness in its internal control over financial reporting related to the lack of ability to account for complex financial instruments. During the quarter ended December 31, 2021, CENAQ management identified a material weakness in internal control relating to the over-allotment option. During the quarter ended June 30, 2022, CENAQ management identified a material weakness for improper recording of accrued liabilities which affected the quarter ended March 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. Effective internal controls are necessary to provide reliable financial reports and prevent fraud, and material weaknesses could limit the ability to prevent or detect a misstatement of accounts or disclosures that could result in a material misstatement of annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. However, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

If we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel, it could delay our development and harm our research, make it more difficult to pursue partnerships or develop our own products or otherwise have a material adverse effect on our business.

Our business is complex and we intend to target a variety of markets. Therefore, it is critical that our management team and employee workforce are knowledgeable in the areas in which we operate. The departure, illness or absence of any key members of our management, including our named executive officers, or the failure to attract or retain other key employees who possess the requisite expertise for the conduct of our business, could prevent us from developing and commercializing our renewable gasoline for our target markets and entering into partnership arrangements to execute our business strategy. In addition, the loss of any key scientific staff, or the failure to attract or retain other key scientific employees, could prevent us from developing and commercializing our renewable gasoline for our target markets and entering into partnership arrangements to execute our business strategy. All of our employees are at-will employees, meaning that either the employee or we may terminate their employment at any time.

We also engage a number of individuals as independent contractors to provide certain material scientific and engineering services. The failure to retain access to the services provided by these individuals, or to attract and retain individuals to provide consulting or other services, could also delay or prevent us from developing and commercializing our renewable gasoline for our target markets and entering into partnership arrangements to execute our business strategy, and otherwise executing on our business plans.

Our management team has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the policies, practices or internal controls over financial reporting required of public companies in the United States. As a result, we may be required to pay higher outside legal, accounting or consulting costs than our competitors, and our management team members may have to devote a higher proportion of their time to issues relating to compliance with the laws applicable to public companies, both of which might put us at a disadvantage relative to competitors.

We are a “controlled company” within the meaning of Nasdaq Capital Market rules and, as a result, qualify for exemptions from certain corporate governance requirements. As a result, you do not have the same protections afforded to stockholders of companies that are not exempt from such corporate governance requirements.

Over 50% of our voting power for the election of directors is held by an individual, group or another company. As a result, we are a controlled company within the meaning of Nasdaq Capital Market corporate governance standards. Under Nasdaq Capital Market rules, a controlled company may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:

●	a majority of the board consist of independent directors under Nasdaq Capital Market rules;

●	the nominating and governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

These requirements will not apply to us as long as we remain a controlled company. We may utilize some or all of these exemptions. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq Capital Market.

From time to time, we may be involved in litigation, regulatory actions or government investigations and inquiries, which could have an adverse impact on our profitability and consolidated financial position.

We may be involved in a variety of litigation, other claims, suits, regulatory actions or government investigations and inquiries and commercial or contractual disputes that, from time to time, are significant. In addition, from time to time, we may also be involved in legal proceedings and investigations arising in the normal course of business including, without limitation, commercial or contractual disputes, including warranty claims and other disputes with potential customers, former employees and suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters, and employment matters. It is difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material. Such claims may also negatively affect our reputation.

Risks Related to the Company

Future sales and issuances of our Class A Common Stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to pursue our growth plan. To raise capital, we may sell shares of our Class A Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell shares of our Class A Common Stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences, and privileges senior to existing holders of our Class A Common Stock.

Future sales of a substantial number of shares of our Class A Common Stock, or the perception in the market that the holders of a large number of shares of Class A Common Stock intend to sell shares, could reduce the market price of our Class A Common Stock.

Sales of a substantial number of shares of our Class A Common Stock in the public market, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of Class A Common Stock intend to sell shares, could reduce the market price of our Class A Common Stock.

Pursuant to the Lock-Up Agreement, certain stockholders, including Holdings, are currently subject to restrictions on transfer until the earlier of (i) six months after the Closing Date, and (ii) subsequent to the Closing Date (x) if the last sale price of the shares of Class A Common Stock quoted on the Nasdaq Capital Market is greater than or equal to $12.00 per share for any 20 trading days within any period of 30 consecutive trading days commencing at least 75 days after the Closing Date or (y) the date on which Verde Clean Fuels completes a liquidation, merger capital stock exchange, reorganization or other similar transaction with a third party that results in all of our stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property. Sales of such shares may be made under a registration statement filed under the Securities Act or in reliance upon an exemption from registration under the Securities Act.

The loss of our senior management or technical personnel could adversely affect our ability to successfully operate our business.

While we intend to closely scrutinize any individuals we engage, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. The loss of the services of our senior management or technical personnel could have a material adverse effect on our business, financial condition and results of operations. We are also dependent, in part, upon Intermediate’s technical personnel in connection with operating the business. A loss by Intermediate of its technical personnel could seriously harm our business and results of operations.

There are inherent limitations in all control systems, and misstatements due to error or fraud that could seriously harm our business may occur and not be detected.

Our management does not expect that our internal and disclosure controls will prevent all possible error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, an evaluation of controls can only provide reasonable assurance that all material control issues and instances of fraud, if any, in we have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by the individual acts of some persons or by collusion of two or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We are also dependent, in part, upon Intermediate’s internal controls. A failure of our controls and procedures to detect error or fraud could seriously harm our business and results of operations.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss. We are also dependent, in part, upon Intermediate’s information. A failure in the security of Intermediate’s information systems could seriously harm our business and results of operations.

Holdings owns the majority of our voting stock and has the right to appoint a majority of our board members, and our interests may conflict with those of other stockholders.

Holdings owns the majority of our voting stock and is initially entitled to appoint the majority of our Board. As a result, Holdings is able to substantially influence matters requiring our stockholder or board approval, including the election of directors, approval of any potential acquisition of us, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of Class A Common Stock will be able to affect the way we are managed or the direction of our business. The interests of Holdings with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders.

For example, Holdings may have different tax positions from us, especially in light of the Tax Receivable Agreement, that could influence our decisions regarding whether and when to support the disposition of assets, the incurrence or refinancing of new or existing indebtedness, or the termination of the Tax Receivable Agreement and acceleration of our obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any challenge by any taxing authority to our tax reporting positions may take into consideration tax or other considerations of Holdings, including the effect of such positions on our obligations under the Tax Receivable Agreement, which may differ from the considerations of ours or other stockholders.

We may amend the terms of the warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then-outstanding Public Warrants. As a result, the exercise price of the warrants could be increased, the exercise period could be shortened and the number of shares of our Class A Common Stock purchasable upon exercise of a warrant could be decreased, all without a holder’s approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder (i) to cure any ambiguity or to correct any mistake, including to conform the provisions therein to the descriptions of the terms of the warrants, or to cure, correct or supplement any defective provision, or (ii) to add or change any other provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the interests of the registered holders of the warrants. The warrant agreement requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Class A Common Stock purchasable upon exercise of a warrant.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our shares of Class A Common Stock and the Public Warrants are listed on Nasdaq under the symbols “VGAS” and “VGASW,” respectively. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences. The consequences of failing to meet the listing requirements include:

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

Because there are no current plans to pay cash dividends on shares of Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your shares of Common Stock for a price greater than that which you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of Common Stock will be at the sole discretion of our board, who may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our its stockholders or by our subsidiaries to us and such other factors our board may deem relevant. In addition, our ability to pay dividends is limited by covenants of any indebtedness we incur. As a result, you may not receive any return on an investment in the shares of Class A Common Stock unless you sell your shares of Class A Common Stock for a price greater than that which you paid for it.

If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control.

If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	success of competitors;

●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	our ability to market new and enhanced products and technologies on a timely basis;

●	changes in laws and regulations affecting our business;

●	our ability to meet compliance requirements;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of our common stock available for public sale;

●	any major change in our Board or management;

●	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

●	sales of shares of our Class A Common Stock by the PIPE Investors;

●	the volume of shares of our Class A Common Stock available for public sale, including as a result of the termination of the post-closing lock-up pursuant to the terms thereof; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and the Nasdaq Stock Market have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us were to cease their coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

As a result of plans to expand our business operations, including to jurisdictions in which tax laws may not be favorable, our obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect our after-tax profitability and financial results.

Our effective tax rates may fluctuate widely in the future, particularly if our business expands domestically or internationally. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under GAAP, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect our future effective tax rates include, but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction and (d) pre-tax operating results of our business.

Additionally, we may be subject to significant income, withholding, and other tax obligations in the United States and may become subject to taxation in numerous additional U.S. state and local and non-U.S. jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Our after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities, (b) changes in the valuation of deferred tax assets and liabilities, if any, (c) the expected timing and amount of the release of any tax valuation allowances, (d) the tax treatment of stock-based compensation, (e) changes in the relative amount of earnings subject to tax in the various jurisdictions, (f) the potential business expansion into, or otherwise becoming subject to tax in, additional jurisdictions, (g) changes to existing intercompany structure (and any costs related thereto) and business operations, (h) the extent of intercompany transactions and the extent to which taxing authorities in relevant jurisdictions respect those intercompany transactions and (i) the ability to structure business operations in an efficient and competitive manner. Outcomes from audits or examinations by taxing authorities could have an adverse effect on our after-tax profitability and financial condition. Additionally, the U.S. Internal Revenue Service (“IRS”) and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

Our after-tax profitability and financial results may also be adversely affected by changes in relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect.

We are a holding company. Our only material asset is our equity interest in OpCo, and we will accordingly be dependent upon distributions from OpCo to pay taxes, make payments under the Tax Receivable Agreement and cover its corporate and other overhead expenses.

We are a holding company and has no material assets other than its equity interest in OpCo. We have no independent means of generating revenue. To the extent OpCo has available cash, we intend to cause OpCo to make (i) generally pro rata distributions to the holders of OpCo Units, including us, in an amount at least sufficient to allow us to pay our taxes and make payments under the Tax Receivable Agreement and any subsequent tax receivable agreement that we may enter into in connection with future acquisitions and (ii) non-pro rata payments to us to reimburse us for our corporate and other overhead expenses. To the extent that we need funds and OpCo or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of any current or future financing arrangements, or are otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected.

Moreover, because we have no independent means of generating revenue, our ability to make tax payments and payments under the Tax Receivable Agreement will be dependent on the ability of OpCo to make distributions to us in an amount sufficient to cover our tax obligations (and those of its wholly owned subsidiaries) and obligations under the Tax Receivable Agreement. This ability, in turn, may depend on the ability of OpCo’s subsidiaries to make distributions to it. We intend that such distributions from OpCo and its subsidiaries be funded with cash from operations or from future borrowings. The ability of OpCo, its subsidiaries and other entities in which it directly or indirectly holds an equity interest to make such distributions will be subject to, among other things, (i) the applicable provisions of Delaware law (or other applicable jurisdiction) that may limit the amount of funds available for distribution and (ii) restrictions in relevant debt instruments issued by OpCo or its subsidiaries and other entities in which it directly or indirectly holds an equity interest. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid.

We will be required to make payments under the Tax Receivable Agreement for certain tax benefits that it may claim, and the amounts of such payments could be significant.

We entered into the Tax Receivable Agreement with the TRA Holders. This agreement generally provides for the payment by us to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that we actually realize (or are deemed to realize in certain circumstances) in periods after the business combination as a result of certain increases in tax basis available to us pursuant to the exercise of the OpCo Exchange Right, a Mandatory Exchange or the Call Right and certain benefits attributable to imputed interest. We will retain the benefit of the remaining 15% of any actual net cash tax savings.

The term of the Tax Receivable Agreement will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or expired, unless we experience a change of control (as defined in the Tax Receivable Agreement, which includes certain mergers, asset sales, or other forms of business combinations) or the Tax Receivable Agreement otherwise terminates early (at our election or as a result of our breach or the commencement of bankruptcy or similar proceedings by or against us), and we make the termination payments specified in the Tax Receivable Agreement in connection with such change of control or other early termination.

The payment obligations under the Tax Receivable Agreement are our obligations and not obligations of OpCo, and we expect that the payments required to be made under the Tax Receivable Agreement will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is by its nature imprecise. For purposes of the Tax Receivable Agreement, net cash tax savings generally are calculated by comparing our actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount we would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreement. The actual increases in tax basis covered by the Tax Receivable Agreement, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including the timing of any redemption of Class C OpCo Units, the price of our Class A Common Stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming OpCo unitholder’s tax basis in its Class C OpCo Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount and timing of taxable income we generate in the future, the U.S. federal income tax rates then applicable, and the portion of our payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. The Tax Receivable Agreement contains a payment cap of $50,000,000, which applies only to certain payments required to be made in connection with the occurrence of a change of control. The Payment Cap would not be reduced or offset by any amounts previously paid under the Tax Receivable Agreement or any amounts that are required to be paid (but have not yet been paid) for the year in which the change of control occurs or any prior years. Any distributions made by OpCo to us in order to enable us to make payments under the Tax Receivable Agreement, as well as any corresponding pro rata distributions made to the OpCo unitholders, could have an adverse impact on our liquidity.

The payments under the Tax Receivable Agreement will not be conditioned upon a TRA Holder having a continued ownership interest in us or OpCo.

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

If we experience a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations) or the Tax Receivable Agreement otherwise terminates early (at our election or as a result of our breach or the commencement of bankruptcy or similar proceedings by or against us), our obligations under the Tax Receivable Agreement would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by it under the Tax Receivable Agreement and such payment is expected to be substantial. The calculation of anticipated future payments would be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including (i) that we have sufficient taxable income to fully utilize the tax benefits covered by the Tax Receivable Agreement, and (ii) that any OpCo Units (other than those held by us) outstanding on the termination date are deemed to be redeemed on the termination date. If we were to experience a change of control, we estimate that the early termination payment, calculated on the basis of the above assumptions, would be approximately $32 million (calculated using a discount rate equal to (i) the greater of (A) 0.25% and (B) the Secured Overnight Financing Rate (“SOFR”), plus (ii) 150 basis points, applied against an undiscounted liability of $48 million based on the 21% U.S. federal corporate income tax rate and estimated applicable state and local income tax rates). The foregoing amount is merely an estimate and the actual payment could differ materially. In connection with a change of control, any early termination payment would be subject to the Payment Cap of $50,000,000. The Payment Cap would not be reduced or offset by any amounts previously paid under the Tax Receivable Agreement or any amounts that are required to be paid (but have not yet been paid) for the year in which the change of control occurs or any prior years.

Any early termination payment may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the termination payment relates. Moreover, the obligation to make an early termination payment upon a change of control could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control.

There can be no assurance that we will be able to satisfy our obligations under the Tax Receivable Agreement.

In the event that payment obligations under the Tax Receivable Agreement are accelerated in connection with certain mergers, other forms of business combinations or other changes of control, the consideration payable to holders of our Class A Common Stock could be substantially reduced.

If we experience a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations), we would be obligated to make a substantial immediate lump-sum payment, and such payment may be significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates; provided that any such payment would be subject to the Payment Cap of $50,000,000, which applies only to certain payments required to be made under the Tax Receivable Agreement in connection with the occurrence of a change of control. The Payment Cap would not be reduced or offset by any amounts previously paid under the Tax Receivable Agreement or any amounts that are required to be paid (but have not yet been paid) for the year in which the change of control occurs or any prior years. As a result of this payment obligation, holders of our Class A Common Stock could receive substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Further, any payment obligations under the Tax Receivable Agreement will not be conditioned upon the TRA Holders’ having a continued interest in us or OpCo. Accordingly, the TRA Holders’ interests may conflict with those of the holders of our Class A Common Stock. Please read “Risk Factors—Risks Related to the Company—In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.”

We will not be reimbursed for any payments made under the Tax Receivable Agreement in the event that any tax benefits are subsequently disallowed.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we will determine. The IRS or another taxing authority may challenge all or part of the tax basis increases covered by the Tax Receivable Agreement, as well as other related tax positions we take, and a court could sustain such challenge. The TRA Holders will not reimburse us for any payments previously made under the Tax Receivable Agreement if any tax benefits that have given rise to payments under the Tax Receivable Agreement are subsequently disallowed, except that excess payments made to any TRA Holder will be netted against future payments that would otherwise be made to such TRA Holder, if any, after our determination of such excess (which determination may be made a number of years following the initial payment and after future payments have been made). As a result, in such circumstances, we could make payments that are greater than our actual cash tax savings, if any, and we may not be able to recoup those payments, which could materially adversely affect our liquidity.

If OpCo were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and OpCo might be subject to potentially significant tax inefficiencies, and we would not be able to recover payments previously made by us under the Tax Receivable Agreement even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

We intend to operate such that OpCo does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, the exchange of Class C OpCo Units pursuant to the OpCo Exchange Right or Mandatory Exchange (or acquisitions of Class C OpCo Units pursuant to the Call Right) or other transfers of Class C OpCo Units could cause OpCo to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate such that redemptions or other transfers of OpCo Units qualify for one or more of such safe harbors. For example, we limited the number of holders of OpCo Units, and the OpCo A&R LLC Agreement, provides for certain limitations on the ability of holders of OpCo Units to transfer their OpCo Units and provides us, as the manager of OpCo, with the right to prohibit the exercise of an OpCo Exchange Right if it determines (based on the advice of counsel) there is a material risk that OpCo would be a publicly traded partnership as a result of such exercise.

If OpCo were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for us and for OpCo, including as a result of our inability to file a consolidated U.S. federal income tax return with OpCo. In addition, we might not be able to realize tax benefits covered under the Tax Receivable Agreement, and we would not be able to recover any payments previously made by us under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of OpCo’s assets) were subsequently determined to have been unavailable.

In certain circumstances, OpCo will be required to make tax distributions to the OpCo unitholders, including us, and the tax distributions that OpCo will be required to make may be substantial. The OpCo tax distribution requirement may complicate our ability to maintain our intended capital structure.

OpCo will generally make quarterly tax distributions to the OpCo unitholders, including us. Such distributions will be pro rata and be in an amount sufficient to cause each OpCo unitholder to receive a distribution at least equal to (i) such OpCo unitholder’s allocable share of net taxable income (in the case of each OpCo unitholder other than us, taking into account prior normal operating pro rata distributions made to such OpCo unitholders in such year and calculated under certain assumptions), and (ii) with respect to us, any payments required to be made by us under the Tax Receivable Agreement or any similar subsequent tax receivable agreements that it may enter into in connection with future acquisitions (in each case, calculated under certain assumptions) multiplied by an assumed tax rate. The assumed tax rate for this purpose will be the combined maximum U.S. federal, state, and local rate of tax applicable to us for the applicable taxable year unless otherwise determined by OpCo. As a result of certain assumptions in calculating the tax distribution payments, we may receive tax distributions from OpCo in excess of its actual tax liability and its obligations under the Tax Receivable Agreement.

The receipt of such excess distributions would complicate our ability to maintain certain aspects of our capital structure. Such cash, if retained, could cause the value of a Class A OpCo Unit to deviate from the value of a share of Class A Common Stock. If we retain such cash balances, the holders of Class C OpCo Units would benefit from any value attributable to such accumulated cash balances as a result of their exercise of the OpCo Exchange Right, a Mandatory Exchange or the Call Right. We intend to take steps to eliminate any material cash balances. Such steps could include distributing such cash balances as dividends on our Class A Common Stock and reinvesting such cash balances in OpCo for additional Class A OpCo Units (with an accompanying stock dividend with respect to our Class A Common Stock or an adjustment to the one-to-one exchange ratio applicable to the exercise of the OpCo Exchange Right, a Mandatory Exchange or the Call Right).

The tax distributions to the OpCo unitholders may be substantial and may, in the aggregate, exceed the amount of taxes that OpCo would have paid if it were a similarly situated corporate taxpayer. Funds used by OpCo to satisfy its tax distribution obligations will generally not be available for reinvestment in its business.

General Risk Factors

Changes in tax laws or the imposition of new or increased taxes may adversely affect our financial condition, results of operations and cash flows.

We are a U.S. corporation and thus is subject to U.S. corporate income tax on its worldwide income. Further, our operations and customers will be located in the United States, and, as a result, we will be subject to various U.S. federal, state and local taxes. U.S. federal, state and local and non-U.S. tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us and may have an adverse effect on its financial condition, results of operations and cash flows.

For example, in the United States, several tax law changes have been previously proposed that would, if ultimately enacted, impact the U.S. federal income taxation of corporations. Such proposals include an increase in the U.S. income tax rate applicable to corporations (such as us) from 21% to 28%. It is unclear whether this, similar or other changes will be enacted and, if enacted, how soon any such changes could take effect, and we cannot predict how any future changes in tax laws might affect us. Additionally, states in which we operate or own assets may impose new or increased taxes. Changes in tax laws or the imposition of new or increased taxes could adversely affect our financial condition, results of operations and cash flows.

The new 1% U.S. federal excise tax on repurchases of corporate stock included in the Inflation Reduction Act of 2022 (the “IR Act”) could cause a reduction in the value of our Class A Common Stock.

On August 16, 2022, the IR Act was signed into law. The IR Act provides for, among other changes, a new 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not on its stockholders from whom the shares are repurchased. The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year.

In addition, a number of exceptions will apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and prospectus. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year (i) following August 17, 2026, the fifth anniversary of our IPO, (ii) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time) or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to irrevocably opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time public companies adopt the new or revised standard. This may make comparison of our financial statements with another emerging growth company that has not opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our Class A Common Stock less attractive because we will rely on these exemptions. If some investors find our Class A Common Stock less attractive as a result, there may be less active trading market for our Class A Common Stock and our stock price may be more volatile.

We may issue additional common stock or preferred stock under an employee incentive plan. Any such issuances would dilute the interest of our stockholders and likely present other risks.

We may issue a substantial number of additional shares of common or preferred stock under an employee incentive plan. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interests of our investors;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our Class A Common Stock and/or warrants.

The Charter designates state courts within the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

The Charter provides that, unless we consent in writing to the selection of an alternative forum, (a) the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any current or former director, officer, employee or agent of ours to us or our stockholders, or a claim of aiding and abetting any such breach of fiduciary duty, (iii) any action asserting a claim against us or any director, officer, employee or agent of ours arising pursuant to any provision of the DGCL, the Charter or the Bylaws (as either may be amended, restated, modified, supplemented or waived from time to time), (iv) any action to interpret, apply, enforce or determine the validity of the Charter or the Bylaws (as either may be amended, restated, modified, supplemented or waived from time to time), (v) any action asserting a claim against us or any director, officer, employee or agent of ours that is governed by the internal affairs doctrine or (vi) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL.

In addition, the Charter provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act and the rules and regulations promulgated thereunder. Notwithstanding the foregoing, the Charter provides that the exclusive forum provision will not apply to claims seeking to enforce any liability or duty created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

Our corporate headquarters is located at 600 Travis Street, Suite 5050, Houston, Texas 77002. We also lease commercial office space and a demonstration facility in Hillsborough, New Jersey pursuant to an operating lease that expires in April 2024.

Leasing our facilities gives us the flexibility to expand or reduce our office space as appropriate as we shift from product development to deployment. We believe our current facilities are adequate for our current operating needs, and we anticipate that we will have access to other facilities, through future contractual arrangements, for development, testing and production.

We believe the location of our first commercial production facility in Maricopa, Arizona will provide us with strategic access to the transportation energy market in California. We expect our product to qualify for California’s LCFS credit to the extent our product is sold in California, which we believe will generate value of approximately $0.65 per gallon at our first commercial production facility.

ITEM 3. Legal Proceedings.

We do not consider any claims, lawsuits or proceedings that are currently pending against us, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows. However, from time to time, we may be subject to various claims, lawsuits and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

CENAQ’s units, public shares and public warrants were each historically traded on the NASDAQ Stock Market under the symbols “CENQU,” “CENQ” and “CENQW,” respectively. On February 15, 2023, the units automatically separated into the component securities and, as a result, no longer trade as a separate security. On February 16, 2023, the Verde Clean Fuels Class A Common Stock and Verde Clean Fuels public warrants began trading on Nasdaq under the new trading symbols of “VGAS” and “VGASW,” respectively, in lieu of the Class A common stock and warrants of CENAQ.

Following the completion of the Business Combination, including the redemption of public shares as described above, the consummation of the PIPE Investment, and the separation of the former CENAQ units, the Company had 9,358,620 shares of Class A Common Stock outstanding that were held of record by 28 holders, 22,500,000 shares of Class C Common Stock outstanding that were held of record by one holder, and no shares of preferred stock outstanding.

Holders

On March 31, 2023, there were 28 holders of record of our Class A Common Stock, one holder of record of our Class C Common Stock and two holders of record of our warrants. We believe a substantially greater number of beneficial owners hold shares of common stock or warrants through brokers, banks or other nominees.

Dividends

The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the Company’s board of directors at such time. In addition, the Company’s board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2022, CENAQ did not have any securities authorized for issuance under equity compensation plans. In connection with the Business Combination, CENAQ’s stockholders approved the Verde Clean Fuels, Inc. 2023 Omnibus Incentive Plan (the “2023 Plan”), which became effective immediately upon the closing of the Business Combination.

Recent Sales of Unregistered Securities

None other than as previously reported.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None other than as previously reported.

ITEM 6. [Reserved].

ITEM 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

Unless the context indicates otherwise, references in this Item to “Intermediate,” “we,” “us,” “our” and similar terms refer to Bluescape Clean Fuels Intermediate Holdings, LLC and its subsidiaries prior to the consummation of the Business Combination and Verde Clean Fuels, Inc. (f/k/a CENAQ Energy Corp.) and its subsidiaries after the consummation of the Business Combination. References to “CENAQ” refer to the predecessor registrant prior to the consummation of the Business Combination. The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of CENAQ’s results of operations and financial condition. This discussion and analysis should be read together with the audited consolidated financial statements and related notes of CENAQ that are included elsewhere in this Report. In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. See the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors” elsewhere in this Report. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A. “Risk Factors.”

Overview

During the year ended December 31, 2022 and prior to the Business Combination, CENAQ was a blank check company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. For more information on the Business Combination, see the section entitled “Explanatory Note” elsewhere in this Report.

Our Business After the Business Combination

Following the Business Combination, Verde Clean Fuels is a renewable energy company specializing in the conversion of synthesis gas, or syngas, derived from diverse feedstocks, such as biomass, municipal solid waste (“MSW”) and mixed plastics, as well as natural gas (including synthetic natural gas) and other feedstocks, into liquid hydrocarbons that can be used as gasoline through an innovative and proprietary liquid fuels technology, the STG+® process. Through our STG+® process, we convert syngas into Reformulated Blend-stock for Oxygenate Blending (“RBOB”) gasoline. We are focused on the development of technology and commercial facilities aimed at turning waste and other bio-feedstocks into a usable stream of syngas which is then transformed into a single finished fuel, such as gasoline, without any additional refining steps. The availability of biogenic MSW and the economic and environmental drivers that divert these materials from landfills will enable us to utilize these waste streams to produce renewable gasoline from modular production facilities with expected capacity to produce between approximately seven million to 30 million gallons of renewable gasoline per year.

We are redefining liquid fuels technology through our proprietary and innovative STG+® process to deliver scalable and cost-effective renewable gasoline. We acquired our STG+® technology from Primus Green Energy (“Primus”), a company established in 2007 that developed the patented STG+® technology to convert syngas into gasoline or methanol. Since acquiring the technology, we have adapted the application of our STG+® technology to focus on the renewable energy industry. This adaptation requires a third-party gasification system to produce acceptable synthesis gas from these renewable feedstocks. Our proprietary STG+® system converts the syngas into gasoline.

We have made significant progress towards commercializing the first STG+® based commercial production facility in the United States. Our first commercial production facility, which we expect to be operational by the first half of 2025, will be in Maricopa, Arizona. In the first phase we expect this facility to produce approximately 7 million gallons of renewable gasoline in the first full year of operations. In the second phase, which we expect to be operational in 2026, we anticipate producing approximately 30 million gallons per year of renewable gasoline. Additionally, we have several additional renewable gasoline projects, and flare mitigating natural gas to gasoline project, in various early stages of development.

Over $110 million has been invested in our technology, including our demonstration facility in New Jersey, which has completed over 10,500 hours of operation producing gasoline or methanol. Our demonstration facility represents the scalable nature of our operational modular commercial design which has fully integrated reactors and recycle lines and is designed with key variables, like gas velocity and catalyst bed length, at a 1-to-1 scale with our commercial design. We have also participated in carbon lifecycle studies to validate the CI score and reduced lifecycle emissions of our renewable gasoline as well as fuel, blending and engine testing to validate the specification and performance of our gasoline product. We believe our renewable gasoline exhibits a significant lifecycle carbon emissions reduction compared to traditional petroleum-based gasoline. As a result, we believe our gasoline produced from renewable feedstock, such as biomass, will qualify under the RFS for the D3 RIN (a carbon credit), which can have significant value. Similarly, gasoline produced from our process may also qualify for various state carbon programs, including California’s LCFS. Unlike many other gas-to-liquids technologies, not only can our STG+® process produce renewable gasoline from syngas, but we expect it will be able to be applied at other production facilities to produce other end products including methanol. In addition to our initial focus on the production of renewable gasoline, there is opportunity to continue to develop additional process technology to produce middle distillates including sustainable diesel and sustainable aviation fuel. As of December 31, 2022, the Company has not derived revenue from its principal business activities. The Company is managed as an integrated business and consequently, there is only one reportable segment. However, as with other government programs the use requirements of the RFS program and similar state-level programs are subject to change, which could materially harm our ability to operate profitably.

Recent Developments

On February 15, 2023, we completed the proposed business combination as per the terms of the Business Combination Agreement. In addition, pursuant to Subscription Agreements entered into with certain accredited and institutional investors in connection with the Business Combination, concurrently with the Closing of the Business Combination, we received $32,000,000 in proceeds from the PIPE Investors, in exchange for which we issued 3,200,000 shares of our Class A Common Stock issued to the PIPE Investors.

After giving effect to the Business Combination, the redemption of shares of CENAQ’s Class A common stock as described below, the consummation of the PIPE Investment, and the separation of the former CENAQ units, there are currently (i) 9,358,620 shares of our Class A Common Stock issued and outstanding, (ii) 22,500,000 shares of Class C Common Stock issued and outstanding (shares of Class C Common Stock do not have any economic value but entitle the holder thereof to one vote per share) and (iii) no shares of Preferred Stock issued and outstanding.

The Class A Common Stock and Warrants commenced trading on Nasdaq under the symbols “VGAS” and “VGASW,” respectively, on February 16, 2023, subject to ongoing review of our satisfaction of all listing criteria following the Business Combination.

An aggregate of approximately $158.8 million was paid from the trust account to holders that properly exercised their right to have their shares of CENAQ’s Class A common stock redeemed, and the remaining balance immediately prior to the Closing of approximately $19.0 million remained in the trust account.

Key Factors and Trends Influencing our Results of Operations After the Business Combination

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including competition from other carbon-based and other non-carbon-based fuel producers, changes to existing federal and state level low-carbon fuel credit systems, and other factors discussed under the section titled “Risk Factors.” We believe the factors described below are key to our success.

Commencing and Expanding Commercial Operations

In April 2022, we commenced a pre-FEED study for our first commercial production facility, and we are actively engaged in activities associated with securing the location, feedstock, utility interconnections, and front-end gasification for our first commercial facility. We believe our commercialization activities are being completed at a pace that can support first commercial production of renewable gasoline as early as 2024.

We have three additional production facilities planned and four additional identified potential production facility development opportunities. We believe the number of planned and identified potential production facilities bode well for our potential future success.

Successful Implementation of the first commercial facility

A critical step in our success will be the successful construction and operation of the first commercial production facility using our patented STG+® technology. We expect that the first commercial production facility could be operational as early as 2024.

Protection and Continuous Development Of Our Patented Technology

Our ability to compete successfully will depend on our ability to protect, commercialize, and further develop our proprietary process technology and commercial facilities in a timely manner, and in a manner technologically superior to and/or are less expensive than competing processes.

Key Components of Results of Operations

We are an early-stage company and our historical results may not be indicative of our future results. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations.

Revenue

We have not generated any revenue to date. We expect to generate a significant portion of our future revenue from the sale of renewable RBOB grade gasoline primarily in markets with federal and state level low-carbon fuel credit systems.

Expenses

General and Administrative Expense

G&A expenses consist of compensation costs for personnel in executive, finance, accounting, and other administrative functions. G&A expenses also include legal fees, professional fees paid for accounting, auditing and consulting services, and insurance costs. Following the Business Combination, we expect we will incur higher G&A expenses for public company costs such as compliance with the regulations of the SEC and the Nasdaq Capital Market.

Research and Development Expense

Our research and development (“R&D”) expenses consist primarily of internal and external expenses incurred in connection with our R&D activities. These expenses include labor directly performed on our projects and fees paid to third parties working on and testing specific aspects of our STG+ design and gasoline product output. R&D costs have been expensed as incurred. We expect R&D expenses to grow as we continue to develop the STG+ technology and develop market and strategic relationships with other businesses.

Income Tax Effects

We are a limited liability company that is treated as a partnership for tax purposes, with each of our members accounting for its share of tax attributes and liabilities. Accordingly, there are no current or deferred income tax amounts recorded in our financial statements.

Results of Operations of CENAQ

CENAQ’s entire activities since June 24, 2020 (inception) through December 31, 2022 related to its formation and Public Offering, and, since the completion of the IPO, searching for a target to consummate a Business Combination and consummating the Business Combination. As of December 31, 2022, CENAQ had neither engaged in any operations nor generated any revenues. CENAQ generated non-operating income in the form of interest income on cash and cash equivalents and on marketable securities held in a trust account (the “Trust Account”). CENAQ incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and merger and acquisition expenses in connection with completing the Business Combination.

For the year ended December 31, 2022, CENAQ had a net loss of $3,698,144. CENAQ incurred $5,715,022 of general and administrative expenses, which includes $4,847,741 in costs related to identifying a target business. CENAQ also incurred $7,363 of interest expense on promissory note from related party and $431,632 of provision for income taxes. We earned interest income of $2,455,873.

For the year ended December 31, 2021, CENAQ had a net loss of $474,585. CENAQ incurred $456,765 of formation and operating costs (not charged against stockholders’ equity), consisting mostly of general and administrative expenses. CENAQ earned interest income of $4,680 and recorded unrealized loss on fair value changes of over-allotment option liability of $22,500.

Liquidity and Capital Resources of CENAQ

On August 17, 2021, CENAQ consummated its IPO of 15,000,000 units, at $10.00 per unit, generating total gross proceeds of $150.0 million and incurring offering costs of approximately $17.8 million, inclusive of approximately $6.0 million in deferred underwriting commissions. Subsequently, in connection with the Business Combination, the underwriters agreed to reduce the deferred underwriting discounts and commissions to approximately $4.3 million. Simultaneously with the closing of the IPO, pursuant to the securities subscription agreement that CENAQ entered into with the CENAQ Sponsor, CENAQ completed a private placement of 4,500,000 private placement warrants issued to the CENAQ Sponsor and 1,500,000 private placement warrants issued to CENAQ’s underwriters, generating gross proceeds of $6,000,000. In connection with the closing of the IPO, the CENAQ Sponsor sold membership interest reflecting an allocation of 75,000 founder shares, or an aggregate of 825,000 founder shares, to each anchor investor at their original purchase price of approximately $0.0058 per share.

On August 19, 2021, the underwriters’ over-allotment option was exercised in full, and CENAQ consummated the sale of an additional 2,250,000 units, generating additional proceeds of $22,500,000. Simultaneously with the closing of the sale of additional units, CENAQ consummated the sale of an additional 675,000 private placement warrants, generating gross proceeds of $675,000. A total of $174,225,000 from the net proceeds from the IPO and the private placement were placed in the Trust Account, maintained by Continental Stock Transfer & Trust Company, acting as trustee, and approximately $0.6 million of such net proceeds were deposited in CENAQ’s operating account to pay expenses in connection with the closing of the IPO and for working capital following IPO.

As of December 31, 2022, CENAQ had $127,965 in its operating bank account, and working capital deficit of $7,072,012. Subsequent to December 31, 2022, CENAQ used such funds not held in the Trust Account structuring, negotiating and consummating the Business Combination.

Prior to the Business Combination, CENAQ’s liquidity needs were satisfied through (i) receipt of a $25,000 capital contribution from the CENAQ Sponsor in exchange for the issuance of Founder Shares to the CENAQ Sponsor, (ii) the loan under a promissory note with the CENAQ Sponsor of approximately $88,333, (iii) the unsecured promissory note with the CENAQ Sponsor of $125,000 and (iv) the net proceeds of $600,000 from the private placement of private placement warrants held outside of the Trust Account. CENAQ fully repaid the promissory notes on August 17, 2021 and February 15, 2023.

On May 31, 2022, the Sponsor agreed to loan the Company $125,000 pursuant to a promissory note (the “Promissory Note”). The Promissory Note bears an interest of 10% per annum, payable on the earlier of (i) February 17, 2023 or (ii) the closing date on which the Company consummates an initial business combination. There was $125,000 and $0 outstanding under the Promissory Note as of December 31, 2022 and 2021, respectively. Such amounts are included in Proceeds from note payable-related party on the Consolidated Balance Sheets.

As described in Note 5 to the December 31, 2022 audited Consolidated Financial Statements, in connection with the $1,725,000 extension deposit previously noted, on November 15, 2022, CENAQ issued an unsecured promissory note (the “Extension Note”) in the principal amount of $1,725,000 to CENAQ Sponsor in connection with the Extension. The Extension Note was non-interest bearing and was due and payable at the Closing with the amount to be repaid dependent on the amount of redemptions from the Trust Account at Closing. The amount to be repaid was to be reduced by an amount equal to the percentage of redemptions multiplied by $1,725,000. There was $1,725,000 and $0 outstanding under the Extension Note as of December 31, 2022 and 2021, respectively. Such amounts are included in Proceeds from note payable-related party on the Consolidated Balance Sheets.

On November 15, 2022, CENAQ issued an unsecured promissory note (the “Sponsor Note”) allowing the Company to borrow from the CENAQ Sponsor up to $467,500. Amounts drawn under the Sponsor Note bear no interest and are due and payable upon the earlier to occur of (i) the date on which CENAQ’s initial business combination is consummated and (ii) the liquidation of the Company on or before February 16, 2023 or such later liquidation date as may be approved by the Company’s stockholders. On November 15, 2022, the Company requested and received $100,000 under the Sponsor Note. There was $100,000 and $0 outstanding under the Sponsor Note as of December 31, 2022 and 2021, respectively. Such amounts are included in Proceeds from note payable-related party on the Consolidated Balance Sheets.

In order to finance transaction costs in connection with a Business Combination, the CENAQ Sponsor or an affiliate of the CENAQ Sponsor or certain of CENAQ’s officers and directors committed to provide CENAQ with Working Capital Loans up to $1,500,000, as defined later (see Note 5). This commitment extends through February 16, 2023. As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Closing, and based on the $158,797,476 of redemptions, CENAQ Sponsor was due $184,612 under the Extension Note. At closing, CENAQ Sponsor was also due $100,000 under the Sponsor Note and $125,000 under the Promissory Note. However, on February 15, 2023, in lieu of repayment of the Extension Note and repayment of the Sponsor Note and Promissory Note, CENAQ entered into a new promissory note with the Sponsor totaling $409,612 (“New Promissory Note”). The New Promissory Note, cancels and supersedes the Extension Note and the Sponsor Note. The New Promissory note is non-interest bearing and the entire principal balance of the New Promissory Note is payable on or before February 15, 2024. The New Promissory Note is payable at Verde Clean Fuel’s election in cash or in Class A Common Stock at a conversion price of $10.00 per share.

CENAQ also obtained additional transaction expense reductions leading up to the Closing including a reduction to the deferred underwriting fees and a reduction to legal expenses. In connection with the execution of the Business Combination Agreement, on August 12, 2022, the Company, Intermediate and Holdings entered into a letter agreement with the underwriters, pursuant to which, among other things, (i) Imperial Capital, LLC agreed to forfeit all of its 1,423,125 Private Placement Warrants and all of its 156,543 Representative Shares, (ii) I-Bankers Securities, Inc. agreed to forfeit all of its 301,875 Private Placement Warrants and all of its 33,207 Representative Shares and (iii) the underwriters agreed to reduce their deferred underwriting fees related to the IPO from $6,037,500 to $4,312,500. As part of the Closing, the underwriters agreed to further reduce their deferred underwriting fees related to the IPO from $4,312,500 to $1,700,000. Additionally, as of December 31, 2022, CENAQ had $4,110,755 of accrued legal expenses related to the Closing (included in Accounts payable and accrued expenses) and $511,760 of legal expenses recorded to Deferred financing costs related to the PIPE capital raise. In connection with the Closing, CENAQ received an invoice for actual legal expenses of $3,250,000. The underwriter’s counsel involved in the PIPE capital raise also agreed, in connection with Closing, to reduce total legal expenses included in deferred financing costs to $325,000.

The Company’s future liquidity requirements are satisfied by the net $37,329,178 of cash proceeds received on February 15, 2023 in connection with the Closing.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company is able to meet its financial obligations for at least the next year as a result of capital raised in connection with completing the Business Combination with Verde Clean Fuels on February 15, 2023.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations of CENAQ

Registration Rights

The holders of the Founder Shares and Private Placement Warrants (and any shares of Class A Common Stock issuable upon the exercise of the Private Placement Warrants and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to that certain Registration Rights Agreement, dated August 17, 2021 (the “IPO Registration Rights Agreement”) requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Common Stock). The holders of the majority of these securities were entitled to make up to three demands, excluding short form demands, that CENAQ register such securities. In addition, the holders had certain “piggy-back” registration rights with respect to registration statements filed after the completion of the Business Combination and rights to require CENAQ to register for resale such securities pursuant to Rule 415 under the Securities Act.

In connection with the Closing, the IPO Registration Rights Agreement, was amended and restated by Verde Clean Fuels, certain persons and entities holding securities of CENAQ prior to the Closing (the “Initial Holders”) and certain persons and entities receiving Class A Common Stock and Class C Common Stock pursuant to the Business Combination (together with the Initial Holders, the “Reg Rights Holders”) (as amended and restated, the “A&R Registration Rights Agreement”). Pursuant to the A&R Registration Rights Agreement, within 60 days after Closing, Verde Clean Fuels shall use its commercially reasonable efforts to file with the SEC (at Verde Clean Fuels’ sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the Reg Rights Holders (the “Resale Registration Statement”), and Verde Clean Fuels will use its commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof. In certain circumstances, the Reg Rights Holders can demand Verde Clean Fuels’ assistance with underwritten offerings and block trades, and the Reg Rights Holders are entitled to certain piggyback registration rights. The A&R Registration Rights Agreement does not provide for the payment of any cash penalties by Verde Clean Fuels if it fails to satisfy any of its obligations under the A&R Registration Rights Agreement.

Underwriters’ Agreement

CENAQ granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,250,000 units to cover over-allotments, if any. On August 19, 2021, the over-allotments were exercised in full.

Simultaneously with the closing of the Initial Public Offering and the over-allotment, the underwriters were paid an underwriting discount of 2% of the gross proceeds of the Initial Public Offering and the over-allotment, or $3,450,000. Additionally, the underwriters were entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering and the over-allotment upon the completion of the Business Combination. Subsequently, in connection with the Business Combination, the underwriters agreed to reduce the deferred underwriting discount from 3.5% to 2.5%.

On the Closing Date, the deferred fee was paid from the amounts held in the Trust Account.

Underwriters Letter

In connection with the execution of the Business Combination Agreement, on August 12, 2022, CENAQ, Intermediate, Holdings and the underwriters entered into the Underwriters Letter, pursuant to which, among other things, (i) Imperial Capital, LLC agreed to forfeit all of Its 1,423,125 Underwriters Forfeited Warrants and all of its 156,543 Underwriters Forfeited Shares, (ii) I-Bankers Securities, Inc agreed to forfeit all of its 301,875 Underwriters Forfeited Warrants and all of its 33,207 Underwriters Forfeited Shares and (iii) the underwriters agreed to reduce their deferred underwriting fees related to the IPO from $6,037,500 to $4,312,500.

Critical Accounting Policies Before the Business Combination

The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is possible that the estimates management considered could possibly change due to one or more future events. The most significant estimates that affected the consolidated financial statements as of December 31, 2022 are the calculations of the fair values of the over-allotment option, fair values of the representative shares and the fair values of the anchor shares. These estimates are uncertain due to the assumptions used in the stock valuations. These estimates and assumptions have not changed significantly during the year. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

Net Loss Per Common stock

CENAQ had two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are allocated on pro rata basis between redeemable and non-redeemable common stock. The 19,612,500 potential common shares for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the year ended December 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods.

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

Critical Accounting Policies After the Business Combination

Our consolidated financial statements have been prepared in conformity with U.S. GAAP as determined by the FASB. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses and allocated charges during the reporting period. The following is a summary of certain critical accounting policies and estimates that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

Asset Acquisition

In August 2020, we acquired a demonstration facility, a laboratory, office space, and intellectual property including the patented STG+® process technology under the terms of a purchase agreement with Primus Green Energy, Inc. (“Primus”). Upon acquiring the assets of Primus from the Founders, we performed an assessment as to whether the acquisition should be accounted for as a business combination (under ASC Topic 805) or whether the acquisition should be accounted for as an asset acquisition under ASC Topic 805-50.

We determined that substantially all of the fair value of the assets acquired was concentrated in a single identifiable intangible asset representing intellectual property and patented technology and therefore, the acquisition was not considered the acquisition of a business but rather an asset acquisition. Certain other ancillary assets were acquired including a property lease and the related leasehold improvements. After allocating the acquisition cost to physical assets which were deemed immaterial, the remaining value was recorded to a single intangible asset which we referred to as Intellectual Property and Patented Technology.

We further assessed whether the intangible asset would be used in Research and Development activities and whether the intangible asset should be capitalized or expensed. Under ASC Topic 730-10, assets that have alternative future uses should be capitalized. An alternative use includes adaptation of an existing capability to a particular requirement or customer’s need as part of a continuing commercial activity. Another alternative use includes activity, including design and construction engineering, related to the construction, relocation, rearrangement, or start-up of facilities or equipment other than facilities or equipment whose sole use is for a particular research and development project.

We have utilized the intellectual property and patented technology, which is considered to be an adaption of an existing capability of the intellectual property and patented technology, to attempt to meet the contractual requirements of several potential licensing customers including modification to attach our STG+® process technology to existing customer owned methanol production facilities. Further, we have also utilized the intellectual property and patented technology acquired to perform additional modifications to the design and engineering of the commercially viable process island in order to validate the production of other commercially consumed fuels such as diesel and methanol with only minor modifications to the overall process. As a result of these alternative uses, we concluded the intellectual property and patented technology intangible asset has alternative future uses and therefore was capitalized.

As a result, substantially all of the asset purchase price was attributed to the single intangible asset. Accordingly, we recorded $1,925,151 to the intellectual property and patented property intangible asset inclusive of direct transaction costs of $537,500 that were incurred. The intellectual property and patented technology is considered an indefinite lived intangible and is not subject to amortization. We expect to reassess the estimated useful life of the intangible asset following definitive decisions to proceed with the construction of our initial production facility. As of December 31, 2022 and 2021, the gross and carrying amount of the unamortized intellectual property and patented technology intangible asset was $1,925,151.

Contingent Consideration

Holdings, on Intermediate’s behalf, had an arrangement payable to our Chief Executive Officer and a consultant whereby a contingent payment could become payable in the event that certain return on investment hurdles are met within five years of the closing date of the Primus asset purchase. At the Closing of the Business Combination, the Contingent Consideration was forfeited, pursuant to an agreement, dated August 5, 2022, entered into by Holdings with Intermediate’s management and CEO.

Impairment of Intangible Assets

A qualitative assessment of indefinite-lived intangible assets is performed in order to determine whether further impairment testing is necessary. In performing this analysis, we consider macroeconomic conditions, industry and market considerations, current and forecasted financial performance, entity-specific events and changes in the composition or carrying amount of net assets under the quantitative analysis, intellectual property and patents are tested for impairment using a discounted cash flow approach and tested for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference.

We have considered a mix of information in monitoring the risks associated with impairment through the use of various valuation analyses which were used to measure the estimated fair value of our stock-based incentive awards. In addition, the Company considered market transactions (such as the Business Combination). As discussed above, substantially all of the value of the acquired assets from Primus was attributable to the intellectual property and patented technology. Such technology has remained our core asset since our acquisition and we have continued to develop such technology and expand its application to other feedstocks.

In connection with our valuation of our stock-based incentive units granted to management, we determined our estimated enterprise value utilizing a mix of market approach, discounted cash flow and relief from royalty methods in the determination and such estimated enterprise value exceeded the carrying amount of this intangible asset by a substantial amount.

During the years ended December 31, 2022 and 2021, we placed the most weight to the Business Combination in concluding that no impairment testing was required. We also leveraged the valuation analyses prepared in the measurement of our contingent consideration as discussed in detail above. Such transaction served to support management’s conclusion that fair value of our indefinite-lived intangible asset is greater than its carrying amount by a substantial amount, and no impairment charges were recognized in any of the periods presented.

Impairment of Long-Term Assets

We evaluate the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. There were no impairment charges in any of the periods presented.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. CENAQ previously elected to irrevocably opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time public companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another emerging growth company that has not opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Verde Clean Fuels, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CENAQ Energy Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

PCAOB ID 688

We have served as the Company’s auditor since 2020.

Houston, TX

March 31, 2023

CENAQ ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets
Cash	$127,965	$505,518
Prepaid expenses	6,667	223,144
Total current assets	134,632	728,662

Deferred financing costs	511,760	—
Marketable securities held in trust account	177,790,585	174,229,680
Total Assets	$178,436,977	$174,958,342

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$5,029,363	$241,579
Promissory note - related party	1,950,000	—
Interest payable	7,363	—
Income taxes payable	312,446	—
Deferred tax liability	119,186	—
Total current liabilities	7,418,358	241,579

Deferred underwriters’ discount	4,312,500	6,037,500
Total Liabilities	11,730,858	6,279,079

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 17,250,000 shares at $10.29 and $10.10 redemption value at December 31, 2022 and 2021, respectively	177,578,871	174,225,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,677,250 and 189,750 issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at December 31, 2022 and 2021, respectively	368	19
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 825,000 and 4,312,500 shares issued and outstanding at December 31, 2022 and 2021, respectively	82	431
Additional paid-in capital	—	—
Accumulated deficit	(10,873,202)	(5,546,187)
Total Stockholders’ Deficit	(10,872,752)	(5,545,737)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$178,436,977	$174,958,342

The accompanying notes are an integral part of these consolidated financial statements.

CENAQ ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021

Formation and operating costs	$5,715,022	$456,765
Loss from operations	(5,715,022)	(456,765)

Other income (expense):
Interest earned on marketable securities held in Trust Account	2,455,873	4,680
Interest expense on promissory note - related party	(7,363)	—
Unrealized loss on fair value changes of over-allotment option liability	—	(22,500)
Total other income (expense), net	2,448,510	(17,820)

Loss before provision for income taxes	(3,266,512)	(474,585)
Provision for income taxes	(431,632)	—
Net loss	$(3,698,144)	$(474,585)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	17,250,000	6,462,329
Basic and diluted net loss per common stock subject to redemption	$(0.17)	$(0.05)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	4,502,250	4,029,134
Basic and diluted net loss per non-redeemable common stock	$(0.17)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

CENAQ ENERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	—	$—	4,312,500	$431	$24,569	$(4,713)	$20,287
Issuance of 189,750 representative shares to underwriters	189,750	19	—	—	1,442,081	—	1,442,100
Excess of fair value of Anchor Shares	—	—	—	—	6,265,215	—	6,265,215
Fair value of 12,937,500 Public Warrants net of allocated offering costs	—	—	—	—	11,627,801	—	11,627,801
Proceeds of 6,675,000 Private Placement Warrants net of allocated offering costs	—	—	—	—	6,366,396	—	6,366,396
Reclassification of over-allotment Liability to Equity	—	—	—	—	180,000	—	180,000
Measurement adjustment of Class A common stock subject to possible redemption	—	—	—	—	(25,906,062)	(5,066,889)	(30,972,951)
Net loss	—	—	—	—	—	(474,585)	(474,585)
Balance as of December 31, 2021	189,750	19	4,312,500	431	—	(5,546,187)	(5,545,737)
Waived deferred underwriting fee payable	—	—	—	—	1,725,000	—	1,725,000
Conversion of Class B shares to Class A shares	3,487,500	349	(3,487,500)	(349)	—	—	—
Remeasurement adjustment of Class A common stock subject to possible redemption	—	—	—	—	(1,725,000)	(1,628,871)	(3,353,871)
Net loss	—	—	—	—	—	(3,698,144)	(3,698,144)
Balance as of December 31, 2022	3,677,250	$368	825,000	$82	$—	$(10,873,202)	$(10,872,752)

The accompanying notes are an integral part of these consolidated financial statements.

CENAQ ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(3,698,144)	$(474,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,455,873)	(4,680)
Unrealized loss on fair value changes of over-allotment option liability	—	22,500
Deferred tax provision	119,186	—
Changes in operating assets and liabilities:
Prepaid expenses	216,477	(223,144)
Accounts payable and accrued expenses	4,276,024	151,626
Interest payable	7,363	—
Income taxes payable	312,446	—
Net cash used in operating activities	(1,222,521)	(528,283)

Cash flows from investing activities
Principal deposited in Trust Account	(1,725,000)	(174,225,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	619,968	—
Net cash used in investing activities	(1,105,032)	(174,225,000)

Cash flows from financing activities
Proceeds from Initial Public Offering, net of underwriters’ fees	—	169,050,000
Proceeds from private placement	—	6,675,000
Proceeds from issuance of promissory note to related party	—	225,000
Repayment of promissory note to related party	—	(329,317)
Proceeds from note payable-related party	1,950,000	—
Payment of deferred offering costs	—	(373,002)
Net cash provided by financing activities	1,950,000	175,247,681

Net change in cash	(377,553)	494,398
Cash, beginning of the period	505,518	11,120
Cash, end of the period	$127,965	$505,518

Supplemental disclosure of noncash investing and financing activities:
Deferred financing costs included in accounts payable and accrued expenses	$511,760	$—
Deferred underwriting commissions charged to additional paid in capital	$(1,725,000)	$6,037,500
Remeasurement adjustment of Class A common stock subject to possible redemption	$3,353,871	$30,972,951
Reclassification of over-allotment option from liability to equity	$—	$180,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

CENAQ Energy Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on June 24, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). On November 10, 2022, the Company filed a definitive proxy statement with the SEC in connection with the Business Combination Agreement (as defined below). The Company completed its initial Business Combination on February 15, 2023.

The Company has one subsidiary, Verde Clean Fuels OpCo, LLC., a direct wholly owned subsidiary of the Company incorporated in the Delaware on July 26, 2022. As of December 31, 2022 the subsidiary had no activity.

As of December 31, 2022, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from June 24, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), described below, and identifying a target company for a Business Combination, in particular, activities in connection with the potential transaction with Bluescape (see Note 6). The Company did not generate any operating revenues. The Company generated non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Certain qualified institutional buyers or institutional accredited investors which are not affiliated with any member of the Company’s management (the “Anchor Investors”) purchased up to 1,485,000 Units in the IPO at the offering price of $10.00 per Unit, generating gross proceeds to the Company of $14,850,000 included in the gross proceeds from units offered to the public of $150,000,000.

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

Following the closing of the IPO on August 17, 2021 and over-allotment on August 19, 2021, $174,225,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO, and a portion of the proceeds from the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and were only invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay franchise and income tax obligations as well as expenses relating to the administration of the Trust Account, the proceeds from the IPO and the sale of the Private Placement Warrants were not released from the Trust Account until the completion of initial Business Combination. The period of time for the Company to complete a business combination under its amended and restated certificate of incorporation was extended for a period of 3 months from August 17, 2022 to November 16, 2022 based upon the filing of a proxy statement for an initial business combination on August 12, 2022. On November 15, 2022, the Company’s board of directors elected to extend the date by which the Company has to consummate a business combination from November 16, 2022 to February 16, 2023, as permitted under the Company’s third amended and restated certificate of incorporation. The Extension was the second of two three-month extensions permitted under the Charter. In connection with the Extension, the Sponsor deposited $1,725,000, representing 1% of the gross proceeds of the IPO, into the Trust Account for its public stockholders. The proceeds deposited in the Trust Account could have become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders, according to the investment management trust agreement.

The Company was required to complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company was also required to only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Both requirements were satisfied by the Company’s initial Business Combination completed on February 15, 2023.

The Company provided its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination in connection with a stockholder meeting called to approve the Business Combination. The stockholders were be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes as well as expenses relating to the administration of the Trust Account, divided by the number of then outstanding public shares, subject to the limitations described herein.  The per-share amount the Company distributed to investors who properly redeemed their shares was not be reduced by the deferred underwriting commissions the Company paid to the underwriters.

The shares of common stock subject to redemption is recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company proceeded with a Business Combination whereby the Company has net tangible assets of at least $5,000,001 upon consummation and a majority of the issued and outstanding shares voted were voted in favor of the Business Combination.

The Company had until August 17, 2022, 12 months from the closing of the IPO, to complete the initial Business Combination (the “Combination Period”). The Company had the ability to extend the Combination Period two times by an additional three months each time (for a total of up to 18 months to complete a Business Combination); provided that the Sponsor (or its designees) were required to deposit into the trust account funds equal to one percent (1%) of the gross proceeds of the offering (including such proceeds from the exercise of the underwriters’ over-allotment option, if exercised) for each 3-month extension of the time period to complete the initial Business Combination, in exchange for a non-interest bearing, unsecured promissory note. However, if the Company filed a proxy statement, registration statement or similar filing for an initial business combination within the initial 12-month period, it was allowed to extend the period of time to consummate a business combination by three months (or up to 15 months to complete a business combination) without depositing the Additional Funds. The period of time for the Company to complete a business combination under its amended and restated certificate of incorporation is extended for a period of 3 months from August 17, 2022 to November 16, 2022 based upon the filing of a proxy statement for an initial business combination on August 12, 2022. On November 15, 2022, the Company’s board of directors elected to extend the date by which the Company has to consummate a business combination from November 16, 2022 to February 16, 2023, as permitted under the Company’s third amended and restated certificate of incorporation. The Extension was the second of two three-month extensions permitted under the Charter. In connection with the Extension, the Sponsor has deposited $1,725,000, representing 1% of the gross proceeds of the IPO, into the Trust Account for its public stockholders. The Company completed its initial Business Combination on February 15, 2023.

If the Company were unable to complete the initial Business Combination within the Combination Period, by February 16, 2023, the Company would have (i) ceased all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeemed the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest released to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption would completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors, as well as the Anchor Investors, agreed to (i) waive their redemption rights with respect to any Founder Shares held by them in connection with the completion of the initial Business Combination, (ii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company were to fail to complete the initial Business Combination within the Combination Period, by February 16, 2023, and (iii) vote any Founder Shares held by them and any public shares purchased during or after the IPO in favor of the initial Business Combination.

The Anchor Investors were not required to vote any of their public shares (as opposed to their Founder Shares) in favor of the Company’s initial business combination or for or against any other matter presented for a stockholder vote.

The Sponsor agreed that it would be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes as well as expenses relating to the administration of the Trust Account, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor was not be responsible to the extent of any liability for such third-party claims. The Company sought to reduce the possibility that the Sponsor might have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

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

Going Concern

As of December 31, 2022, the Company had $127,965 in its operating bank account, and a working capital deficit of $7,072,012.

Until the consummation of a Business Combination, the Company used the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In order to finance transaction costs in connection with the Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors committed to provide the Company with Working Capital Loans up to $1,500,000, as defined later (see Note 5). This commitment extended through February 16, 2023 and there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company completed its initial business combination on February 15, 2023. The Company’s future liquidity requirements are satisfied by the net $37,329,178 of cash proceeds received in connection with the Closing.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The most significant estimates that affected the consolidated financial statements as of December 31, 2022 are the calculations of the fair values of the over-allotment option, fair values of the representative shares and the fair values of the anchor shares. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company has cash of $127,965 and $505,518, respectively. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

As of December 31, 2022, the Company had $177,790,585 in Marketable Securities held in the Trust Account which was invested in US Treasury bills. Upon closing of the IPO, $10.10 per Unit sold in the IPO, including the proceeds of the sale of the Private Placement Warrants, were held in a trust account (“Trust Account”) and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

Deferred Financing Costs

Deferred financing costs consists of legal expenses incurred through the balance sheet date that are directly related to a proposed financing agreement of a Business Combination. As of December 31, 2022, there were $511,760 of deferred financing costs recorded in the accompanying consolidated balance sheets.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. At December 31, 2022 and 2021, 17,250,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

All of the 17,250,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. The following table contains the changes to Class A common stock during the years ended December 31, 2022 and 2021:

	Class A Common Stock Redemption Value	Shares of Class A Common Stock Subject to Possible Redemption (Temporary Equity)	Redemption Value Per Share
Class A common stock subject to possible redemption as December 31, 2021	174,225,000	17,250,000	$10.10
Plus:
Remeasurement adjustment of Class A common stock subject to possible redemption	3,353,871	17,250,000	0.19
Class A common stock subject to possible redemption as of December 31, 2022	177,578,871	17,250,000	$10.29

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss per Common Share

The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 19,612,500 potential common stock for outstanding warrants to purchase the Company’s common stock were excluded from diluted earnings per share for the years ended December 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti-dilutive. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Years Ended December 31,
	2022		2021
	Redeemable common stock	Non- redeemable common stock	Redeemable common stock	Non- redeemable common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(2,932,707)	$(765,437)	$(292,326)	$(182,259)

Denominator:
Weighted-average shares outstanding including common stock subject to redemption	17,250,000	4,502,250	6,462,329	4,029,134
Basic and diluted net loss per share	$(0.17)	$(0.17)	$(0.05)	$(0.05)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2022, the Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, other than the over-allotment option, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature. The net asset value for the investments held in the trust account as of December 31, 2022 and 2021 was $177,790,585 and $174,229,680, respectively.

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

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid expenses, and accrued expenses are estimated to approximate the carrying values as of December 31, 2022 and 2021 due to the short maturities of such instruments.

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

Promissory Note — Related Party

On May 31, 2022, the Sponsor agreed to loan the Company $125,000 pursuant to a promissory note (the “Promissory Note”). The Promissory Note bears an interest of 10% per annum, payable on the earlier of (i) February 17, 2023 or (ii) the closing date on which the Company consummates an initial business combination. There was $125,000 and $0 outstanding under the Promissory Note as of December 31, 2022 and 2021, respectively. Such amounts are included in Proceeds from note payable-related party on the Consolidated Balance Sheets.

On November 15, 2022, the Company issued an unsecured promissory note (the “Extension Note”) in the principal amount of $1,725,000 to the Sponsor in connection with the Extension. The Extension Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which CENAQ’s initial business combination is consummated and (ii) the liquidation of the Company on or before February 16, 2023 or such later liquidation date as may be approved by the Company’s stockholders. If the Business Combination is consummated, the amount repayable under the Extension Note will be reduced by a percentage equal to the aggregate amount of cash proceeds required to satisfy any exercise by the Company’s eligible stockholders of their redemption rights provided for in the Company’s third amended and restated certificate of incorporation divided by the total amount required if all eligible holders of Class A common stock, par value $0.0001 per share, of the Company elected to exercise their redemption rights with respect to all eligible shares of Class A common stock held by such holders in accordance with Section 8.03 of the Business Combination Agreement. There was $1,725,000 and $0 outstanding under the Extension Note as of December 31, 2022 and 2021, respectively. Such amounts are included in Proceeds from note payable-related party on the Consolidated Balance Sheets.

On November 15, 2022, the Company issued an unsecured promissory note (the “Sponsor Note”) allowing the Company to borrow up to $467,500 from the Sponsor. Amounts drawn under the Sponsor Note bear no interest and are due and payable upon the earlier to occur of (i) the date on which CENAQ’s initial business combination is consummated and (ii) the liquidation of the Company on or before February 16, 2023 or such later liquidation date as may be approved by the Company’s stockholders. On November 15, 2022, the Company requested and received $100,000 under the Sponsor Note. There was $100,000 and $0 outstanding under the Sponsor Note as of December 31, 2022 and 2021, respectively. Such amounts are included in Proceeds from note payable-related party on the Consolidated Balance Sheets.

As further described in Note 6, in connection with the Closing, and based on the $158,797,476 of redemptions, CENAQ Sponsor was due $184,612 under the Extension Note. At closing, CENAQ Sponsor was also due $100,000 under the Sponsor Note and $125,000 under the Promissory Note. However, on February 15, 2023, in lieu of repayment of the Extension Note and repayment of the Sponsor Note and Promissory Note, CENAQ entered into a new promissory note with the Sponsor totaling $409,612 (“New Promissory Note”). The New Promissory Note, cancels and supersedes the Extension Note and the Sponsor Note. The New Promissory note is non-interest bearing and the entire principal balance of the New Promissory Note is payable on or before February 15, 2024. The New Promissory Note is payable at Verde Clean Fuel’s election in cash or in Class A Common Stock at a conversion price of $10.00 per share.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, on November 11, 2021 the Sponsor signed a commitment letter to provide loans of up to an aggregate of $1,500,000 to the Company (“Working Capital Loans”). This commitment extends through August 17, 2022. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Underwriter’s Agreement

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

In connection with the execution of the Business Combination Agreement, on August 12, 2022, the Company, Intermediate and Holdings entered into a letter agreement with the underwriters, pursuant to which, the underwriters agreed to reduce their deferred underwriting fees related to the IPO from 3.5%, or $6,037,500, to 2.5%, or $4,312,500.

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

Imperial Capital LLC agreed not to transfer, assign or sell any such shares of common stock until the completion of an initial business combination. In addition, Imperial Capital LLC agreed (i) to waive its redemption rights with respect to such shares of common stock in connection with the completion of our initial business combination; and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares of common stock if the Company had failed to complete an initial business combination within the Combination Period, until February 16, 2023.

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

Business Combination

On August 12, 2022, the Company, Verde Clean Fuels OpCo, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“OpCo”), and, for a limited purpose, the Sponsor, entered into a business combination agreement (as the same may be amended from time to time, the “Business Combination Agreement”) with Bluescape Clean Fuels Holdings, LLC, a Delaware limited liability company (“Holdings”), and Bluescape Clean Fuels Intermediate Holdings, LLC, a Delaware limited liability company (“Intermediate”). The transactions contemplated by the Business Combination Agreement are collectively referred to herein as the “business combination.” In connection with the closing of the business combination (the “Closing”), on February 15, 2023, the Company changed its name to Verde Clean Fuels, Inc. (“Verde Inc.”).

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

Amendment to Subscription Agreement

Of the 8,000,000 shares subscribed for in the original PIPE Financing, Arb Clean Fuels agreed to purchase, and CENAQ agreed to sell to Arb Clean Fuels, 7,000,000 shares (the “Committed Amount”) for an aggregate purchase price of $70,000,000 (the “Committed Purchase Price”); provided, that, under its subscription agreement (the “Arb Subscription Agreement”), to the extent the funds in CENAQ’s trust account (the “Trust Account”) immediately prior to the closing of the Business Combination (the “Closing”), after giving effect to the exercise of stockholder’s redemption rights, exceed $17,420,000, the Committed Amount will be reduced by one share for every $10.00 in excess of $17,420,000 in the Trust Account; provided, further, that in no event will the Committed Amount be reduced by more than 2,000,000 shares or the Committed Purchase Price be reduced by more than $20,000,000 (the “Reduction Option”).

On February 13, 2023, Arb Clean Fuels and CENAQ entered into an amendment to the Arb Subscription Agreement (the “Arb Amendment”), pursuant to which, among other things, (i) the Committed Amount was lowered to 1,500,000 shares for an aggregate purchase price of $15,000,000 and the Reduction Option was removed, (ii) certain investors associated with Arb Clean Fuels (the “Arb Investors”) agreed to purchase shares at the per share redemption price of approximately $10.31 per share (the “Per Share Redemption Price”) in an aggregate amount equal to or greater than $14,250,000 from CENAQ’s redeeming stockholders and (iii) if the Arb Investors purchased shares in an amount equal to or greater than $14,250,000, CENAQ will terminate the Arb Subscription Agreement on or prior to the Closing.

Termination of Subscription Agreement

On February 14, 2023, CENAQ and Arb Clean Fuels agreed to terminate the Arb Subscription Agreement due to the Arb Investors purchasing shares of Class A Common Stock in an amount equal to or greater than $14,250,000 (the “Arb Termination”).

On February 14, 2023, CENAQ and an Original PIPE Investor who agreed to purchase 200,000 shares (the “Terminating PIPE Investor”) for an aggregate purchase price of $2,000,000 in the Original PIPE agreed to terminate such investor’s subscription agreement (together with the Arb Termination, the “Terminations”) due to the Terminating PIPE Investor purchasing 387,973 shares at the Per Share Redemption Price and for an aggregate amount of approximately $4,000,000 from CENAQ’s redeeming stockholders.

New Subscription Agreements

On February 10, 2023 and February 13, 2023, CENAQ entered into separate subscription agreements (collectively, the “New Subscription Agreements”) with a number of investors (collectively, the “New PIPE Investors”), pursuant to which the New PIPE Investors have agreed to purchase, and CENAQ agreed to sell to the New PIPE Investors, an aggregate of 2,400,000 shares of Class A Common Stock (the “New PIPE Shares”) for a purchase price of $10.00 per share, or an aggregate purchase price of $24,000,000, in a private placement (the “New PIPE”).

The closing of the New PIPE pursuant to the New Subscription Agreements was contingent upon, among other customary closing conditions, the concurrent consummation of the Business Combination. The combined company following the Business Combination (the “Combined Company”) received $32,000,000 in proceeds from the Original PIPE (after taking into account the Terminations) and the New PIPE.

The terms of the New Subscription Agreements are substantially similar to those of the Original Subscription Agreements, including with respect to certain registration rights.

Equity Participation Right Agreement

In connection with CENAQ entering into a New Subscription Agreement with Cottonmouth Ventures LLC, a wholly-owned subsidiary of Diamondback Energy, Inc. (“Cottonmouth”), on February 13, 2023, CENAQ and OpCo entered into an Equity Participation Right Agreement (the “Participation Right Agreement”) with Cottonmouth, pursuant to which, among other things, the Combined Company and OpCo will grant Cottonmouth the right to participate between 50% to 65% in the ownership of certain future project facilities of the Combined Company on the terms and conditions described therein through December 31, 2043. In addition, the Participation Right Agreement allows the Combined Company and OpCo to participate in certain future project facilities brought forth by Cottonmouth on the terms and conditions described therein. Additionally, the Combined Company has granted certain contractual preemptive rights to Cottonmouth relating to the sale of equity securities in the Combined Company for a period of five years.

Lock-Up Agreement

In connection with the execution of the Business Combination Agreement, on August 12, 2022, Holdings entered into a Lock-Up Agreement, pursuant to which Holdings agreed to subject its shares of common stock received in connection with the business combination to the lock-up provisions therein.

Closing

On January 4, 2023, the Company convened a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders voted on the proposals set forth in the definitive proxy statement (File No. 001-40743) filed by the Company with the U.S. Securities and Exchange Commission on November 10, 2022.

There were 21,752,250 shares of common stock issued and outstanding at the close of business on November 7, 2022, the record date (the “Record Date”) for the Special Meeting. At the Special Meeting, there were 17,172,959 shares present either by proxy or online, representing approximately 78.95% of the total outstanding shares of the Company’s common stock as of the Record Date. All proposals as set forth in the definitive proxy statement were approved at the Special Meeting.

The stockholders (a) approved and adopted the Business Combination Agreement and Plan of Reorganization, dated as of August 12, 2022 (the “Business Combination Agreement”), among CENAQ, Verde Clean Fuels OpCo, LLC, a Delaware limited liability company and a wholly owned subsidiary of CENAQ (“OpCo”), Bluescape Clean Fuels Holdings, LLC, a Delaware limited liability company (“Holdings”), Bluescape Clean Fuels Intermediate Holdings, LLC, a Delaware limited liability company (“Intermediate”), and CENAQ Sponsor LLC, pursuant to which (i) (A) CENAQ will contribute to OpCo (1) all of its assets (excluding its interests in OpCo and the aggregate amount of cash required to satisfy any exercise by CENAQ stockholders of their redemption rights (“Redemption Rights”) pursuant to CENAQ’s third amended and restated certificate of incorporation (the “Charter”)) and (2) 22,500,000 newly issued shares of Class C common stock, par value $0.0001 per share (the “Class C Common Stock”), of CENAQ (such shares, the “Holdings Class C Shares”) and (B) in exchange therefor, OpCo will issue to CENAQ a number of Class A common units of OpCo equal to the number of total shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), of CENAQ issued and outstanding immediately after the closing (the “Closing”) of the transactions (the “Transactions”) contemplated by the Business Combination Agreement (taking into account the private offering of securities of Verde Clean Fuels, Inc. to certain investors in connection with the business combination (the “PIPE Financing”) and following the exercise of Redemption Rights) (such transactions, the “SPAC Contribution”) and (ii) immediately following the SPAC Contribution, (A) Holdings will contribute to OpCo 100% of the issued and outstanding limited liability company interests of Intermediate and (B) in exchange therefor, OpCo will transfer to Holdings (1) 22,500,000 Class C common units (the “Class C OpCo Units”) of OpCo and the Holdings Class C Shares (such transactions, the “Holdings Contribution” and, together with the SPAC Contribution, the “business combination”) and (b) approved the business combination and the Transactions (the “Business Combination Proposal”).

The stockholders approved and adopted the fourth amended and restated certificate of incorporation (the “Proposed Fourth A&R Charter”), which will take effect upon Closing (the “Charter Proposal”). In addition to the approval of the Proposed Fourth A&R Charter, the stockholders approved six proposals, on a non-binding advisory basis, which were presented separately to give stockholders the opportunity to present their separate views on certain corporate governance provisions in the Proposed Fourth A&R Charter.

The proposal to increase the number of authorized shares of CENAQ’s capital stock, par value $0.0001 per share, from 221,000,000 shares, consisting of (a) 220,000,000 shares of common stock, including 200,000,000 shares of Class A Common Stock and 20,000,000 shares of Class B common stock, par value $0.0001 per share, and (b) 1,000,000 shares of preferred stock, to 376,000,000 shares, consisting of (i) 350,000,000 shares of Class A Common Stock, (ii) 25,000,000 shares of Class C Common Stock and (iii) 1,000,000 shares of preferred stock, was approved. The proposal to remove certain provisions in the Charter relating to CENAQ’s initial business combination and provisions applicable only to blank check companies that will no longer be applicable to CENAQ following the Closing was approved. The proposal to allow stockholders to call special meetings and act by written consent until such time that Verde Clean Fuels, Inc. (“Verde Clean Fuels”) is no longer a “Controlled Company” pursuant to the Nasdaq Capital Market Listing Rule 5615(c)(1) was approved. The proposal to absolve certain Verde Clean Fuels stockholders from certain competition and corporate opportunities obligations was approved. The proposal to allow officers of Verde Clean Fuels to be exculpated from personal monetary liability pursuant to the General Corporation Law of the State of Delaware was approved. The proposal to provide that holders of Class A Common Stock and holders of Class C Common Stock will vote together as a single class on all matters, except as required by law or by our Proposed Fourth A&R Charter was approved.

The stockholders approved, for purposes of complying with applicable listing rules of the Nasdaq Capital Market, (a) the issuance of 22,500,000 shares of Class C Common Stock pursuant to the Business Combination Agreement, (b) the issuance of 22,500,000 shares of Class A Common Stock upon the exchange of the Class C OpCo Units, together with an equal number of shares of Class C Common Stock, for shares of Class A Common Stock pursuant to the amended and restated limited liability company agreement of OpCo and the Proposed Fourth A&R Charter and (c) the issuance and sale of 8,000,000 shares of Class A Common Stock in the PIPE Financing (the “Nasdaq Proposal”).

The stockholders approved and adopted the Verde Clean Fuels, Inc. 2023 Omnibus Incentive Plan (the “2023 Plan Proposal”). The stockholders elected Graham van’t Hoff and Duncan Palmer to serve as Class I directors until the first annual meeting of stockholders, Curtis Hébert, Jr. and Ron Hulme to serve as Class II directors until the second annual meeting of stockholders and Dail St. Claire, Martijn Dekker and Jonathan Siegler to serve as Class III directors until the third annual meeting of stockholders, and until their respective successors are duly elected and qualified, subject to such directors’ earlier death, resignation, retirement, disqualification or removal (the “Director Election Proposal”). The stockholders approved the adjournment of the Special Meeting to a later date or dates, if necessary or appropriate, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Business Combination Proposal, the Charter Proposal, the Nasdaq Proposal, the 2023 Plan Proposal or the Director Election Proposal was approved.

On February 15, 2023 (the “Closing Date”), as contemplated by the Business Combination Agreement:

●	CENAQ filed a Fourth Amended and Restated Certificate of Incorporation (the “Fourth A&R Charter”) with the Secretary of State of the State of Delaware, pursuant to which CENAQ changed its name to “Verde Clean Fuels, Inc.” and the number of authorized shares of Verde Clean Fuels’ capital stock, par value $0.0001 per share, was increased to 376,000,000 shares, consisting of (i) 350,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), (ii) 25,000,000 shares of Class C common stock, par value $0.0001 per share (the “Class C Common Stock”), and (iii) 1,000,000 shares of preferred stock, par value $0.0001 per share;

●	(A) CENAQ contributed to OpCo (i) all of its assets (excluding its interests in OpCo and the aggregate amount of cash required to satisfy any exercise by CENAQ stockholders of their Redemption Rights (as defined below)) and (ii) 22,500,000 newly issued shares of Class C Common Stock (such shares, the “Holdings Class C Shares”) and (B) in exchange therefor, OpCo issued to CENAQ a number of Class A common units of OpCo (the “Class A OpCo Units”) equal to the number of total shares of Class A Common Stock issued and outstanding immediately after the closing (the “Closing”) of the transactions (the “Transactions”) contemplated by the Business Combination Agreement (taking into account the PIPE Investment (as defined below) and following the exercise by CENAQ stockholders of their Redemption Rights) (such transactions, the “SPAC Contribution”); and

●	Immediately following the SPAC Contribution, (A) Holdings contributed to OpCo 100% of the issued and outstanding limited liability company interests of Intermediate and (B) in exchange therefor, OpCo transferred to Holdings (i) 22,500,000 Class C common units of OpCo (the “Class C OpCo Units” and, together with the Class A OpCo Units, the “OpCo Units”) and (ii) the Holdings Class C Shares (such transactions, the “Holdings Contribution” and, together with the SPAC Contribution, the “Business Combination”).

In addition, pursuant to the New Subscription Agreements previously noted, concurrently with the Closing, Verde Clean Fuels received $32,000,000 in proceeds from the PIPE Investors (the “PIPE Investment”), for which it issued 3,200,000 shares of Class A Common Stock to the PIPE Investors.

Holders of 15,403,880 Class A Common Stock sold in CENAQ’s initial public offering (the “public shares”) properly exercised their right to have their public shares redeemed (the “Redemption Rights”) for a pro rata portion of the trust account (the “Trust Account”) which holds the proceeds from CENAQ’s initial public offering, funds from CENAQ’s payment to extend the time to consummate a business combination and interest earned, calculated as of two business days prior to the Closing, which was approximately $10.31 per share, or $158,797,476 in the aggregate. The remaining balance in the Trust Account (after giving effect to the Redemption Rights) was $19,031,516.

After giving effect to the Business Combination, the redemption of public shares as described above and the consummation of the PIPE Investment, there are currently (i) 9,358,620 shares of Class A Common Stock issued and outstanding, (ii) 22,500,000 shares of Class C Common Stock issued and outstanding and (iii) no shares of preferred stock issued and outstanding.

The Class A Common Stock and Verde Clean Fuels warrants commenced trading on the Nasdaq Capital Market (“Nasdaq”) under the symbols “VGAS” and “VGASW,” respectively, on February 16, 2023.

OpCo A&R LLC Agreement

In connection with the Closing, Verde Clean Fuels and Holdings entered into an amended and restated limited liability company agreement of OpCo (the “OpCo A&R LLC Agreement”). The OpCo A&R LLC Agreement provides, among other things, that each Class C OpCo Unit is exchangeable, subject to certain conditions, for one share of Class A Common Stock, and a corresponding share of Class C Common Stock will be cancelled in connection with such exchange.

Tax Receivable Agreement

On the Closing Date, in connection with the consummation of the Business Combination and as contemplated by the Business Combination Agreement, Verde Clean Fuels entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Holdings (together with its permitted transferees, the “TRA Holders,” and each a “TRA Holder”) and the Agent (as defined in the Tax Receivable Agreement). Pursuant to the Tax Receivable Agreement, Verde Clean Fuels is required to pay each TRA Holder 85% of the amount of net cash savings, if any, in U.S. federal, state and local income and franchise tax that Verde Clean Fuels actually realizes (computed using certain simplifying assumptions) or is deemed to be realized in certain circumstances in periods after the Closing as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of Verde Clean Fuels’ acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Class C OpCo Units pursuant to the exercise of the OpCo Exchange Right, a Mandatory Exchange or the Call Right (each as defined in the OpCo A&R LLC Agreement) and (ii) imputed interest deemed to be paid by Verde Clean Fuels as a result of, and additional tax basis arising from, any payments Verde Clean Fuels makes under the Tax Receivable Agreement. Verde Clean Fuels will retain the benefit of the remaining 15% of these net cash savings.

A&R Registration Rights Agreement

 In connection with the Closing, that Registration Rights Agreement, dated August 17, 2021 (the “IPO Registration Rights Agreement”), was amended and restated by Verde Clean Fuels, certain persons and entities holding securities of CENAQ prior to the Closing (the “Initial Holders”) and certain persons and entities receiving Class A Common Stock and Class C Common Stock pursuant to the Business Combination (together with the Initial Holders, the “Reg Rights Holders”) (as amended and restated, the “A&R Registration Rights Agreement”). Pursuant to the A&R Registration Rights Agreement, within 60 days after Closing, Verde Clean Fuels shall use its commercially reasonable efforts to file with the SEC (at Verde Clean Fuels’ sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the Reg Rights Holders (the “Resale Registration Statement”), and Verde Clean Fuels will use its commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof. In certain circumstances, the Reg Rights Holders can demand Verde Clean Fuels’ assistance with underwritten offerings and block trades, and the Reg Rights Holders are entitled to certain piggyback registration rights. The A&R Registration Rights Agreement does not provide for the payment of any cash penalties by Verde Clean Fuels if it fails to satisfy any of its obligations under the A&R Registration Rights Agreement.

Fourth Amended and Restated Charter

Pursuant to the terms of the Business Combination Agreement, at Closing, Verde Clean Fuels filed the Fourth A&R Charter.

Indemnification Agreements

On the Closing Date, in connection with the consummation of the Business Combination, Verde Clean Fuels entered into indemnification agreements with each of its directors and executive officers. These indemnification agreements require Verde Clean Fuels to indemnify its directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of Verde Clean Fuels’ directors or executive officers or out of any services they provide at Verde Clean Fuels’ request to any other company or enterprise.

As described in Note 5, in connection with the $1,725,000 extension deposit previously noted, on November 15, 2022, the Company issued an unsecured promissory note (the “Extension Note”) in the principal amount of $1,725,000 to the Sponsor in connection with the Extension. The Extension Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which CENAQ’s initial business combination is consummated and (ii) the liquidation of the Company on or before February 16, 2023 or such later liquidation date as may be approved by the Company’s stockholders. If the Business Combination is consummated, the amount repayable under the Extension Note will be reduced by a percentage equal to the aggregate amount of cash proceeds required to satisfy any exercise by the Company’s eligible stockholders of their redemption rights provided for in the Company’s third amended and restated certificate of incorporation divided by the total amount required if all eligible holders of Class A common stock, par value $0.0001 per share, of the Company elected to exercise their redemption rights with respect to all eligible shares of Class A common stock held by such holders in accordance with Section 8.03 of the Business Combination Agreement.

On November 15, 2022, the Company issued an unsecured promissory note (the “Sponsor Note”) allowing the Company to borrow from the CENAQ Sponsor up to $467,500. On November 15, 2022, the Company requested and received $100,000 under the Sponsor Note. The Sponsor Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which CENAQ’s initial business combination is consummated and (ii) the liquidation of the Company on or before February 16, 2023 or such later liquidation date as may be approved by the Company’s stockholders.

In connection with the Closing, and based on the $158,797,476 of redemptions, the Sponsor was due $184,612 under the Extension Note. At closing, the Sponsor was also due $100,000 under the Sponsor Note and $125,000 under the Promissory Note. However, on February 15, 2023, in lieu of repayment of the Extension Note and repayment of the Sponsor Note, the Company entered into a new promissory note with the Sponsor totaling $409,612 (“New Promissory Note”). The New Promissory Note, cancels and supersedes the Extension Note and the Sponsor Note. The New Promissory note is non-interest bearing and the entire principal balance of the New Promissory Note is payable on or before February 15, 2024. The New Promissory Note is payable at the Company’s election in cash or in Class A common stock at a conversion price of $10.00 per share.

The Company also obtained additional transaction expense reductions leading up to the Closing including a reduction to the deferred underwriting fees and a reduction to legal expenses. In connection with the execution of the Business Combination Agreement, on August 12, 2022, the Company, Intermediate and Holdings entered into a letter agreement with the underwriters, pursuant to which, among other things, (i) Imperial Capital, LLC agreed to forfeit all of its 1,423,125 Private Placement Warrants and all of its 156,543 Representative Shares, (ii) I-Bankers Securities, Inc. agreed to forfeit all of its 301,875 Private Placement Warrants and all of its 33,207 Representative Shares and (iii) the underwriters agreed to reduce their deferred underwriting fees related to the IPO from $6,037,500 to $4,312,500. As part of the Closing, the underwriters agreed to further reduce their deferred underwriting fees related to the IPO from $4,312,500 to $1,700,000. Additionally, as of December 31, 2022, the Company had $4,110,755 of accrued legal expenses related to the Closing (included in Accounts payable and accrued expenses) and $511,760 of legal expenses recorded to Deferred financing costs related to the PIPE capital raise. However, the Company’s legal counsel agreed to reduce total legal expenses to $3,250,000 in connection with the Closing. The underwriter’s counsel involved in the PIPE capital raise also agreed, in connection with Closing, to reduce total legal expenses included in deferred financing costs to $325,000.

The Company’s future liquidity requirements are satisfied by the net $37,329,178 of cash proceeds received on February 15, 2023 in connection with the Closing.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. On October 26, 2022, in accordance with the third amended and restated certificate of incorporation of the Company, the Sponsor elected to convert 3,487,500 of its shares of Class B Common Stock into shares of Class A common stock on a one-for-one basis. At December 31, 2022 and 2021, there were 3,677,250 and 189,750 shares of Class A common stock issued or outstanding, respectively, excluding 17,250,000 shares of Class A common stock subject to redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At December 31, 2022 and 2021, there were 825,000 and 4,312,500 shares of Class B common stock issued and outstanding, respectively. Of the 4,312,500 shares of Class B common stock, an aggregate of up to 562,500 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stocks after the IPO. On August 19, 2021, the over-allotments were exercised in full, hence the 562,500 Founder Shares were no longer subject to forfeiture.

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

NOTE 8 — INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets (liability)
Organizational costs/Startup expenses	$195,311	$53,826
Accrued interest - Trust	(119,186)	—
Federal Net Operating loss	—	41,721
Total deferred tax assets	76,125	95,547
Valuation allowance	(195,311)	(95,547)
Deferred tax liability, net of allowance	$(119,186)	$—

The income tax provision for the years ended December 31, 2022 and 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$312,446	$—
Deferred	19,422	(94,557)
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	99,764	94,557
Income tax provision	$431,632	$—

As of December 31, 2022 and 2021, the Company had $0 and $198,672, respectively of U.S. federal operating loss carryovers available to offset future taxable income, which do not expire.

In assessing the realization of the deferred tax assets (liability), management considers whether it is more likely than not that some portion of all of the deferred tax assets (liability) will not be realized. The ultimate realization of deferred tax assets (liability) is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets (liability), projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year December 31, 2022 and December 31, 2021, the valuation allowance increased by $99,764 and $95,547, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.00%	21.0%
State taxes, net of federal tax benefit	0.00%	0.0%
Permanent Book/Tax Differences	—%	-1.08%
Non-deductible merger costs	-31.17%	—%
Change in valuation allowance	-3.05%	-19.92%
Income tax provision	-13.22%	—%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the taxing authorities.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as previously described, the Company did not identify any other subsequent events that would have required adjustment in these consolidated financial statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Information required by this item is set forth under Item 4.01 of our Current Report on Form 8-K filed with the SEC on February 21, 2023, which information is incorporated herein by reference.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this Annual Report on Form 10-K due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, specifically common stock subject to redemption and the improper recording of accrued liabilities. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management identified material weaknesses in internal control related to the Company’s accounting for complex financial instruments and improper recording of accrued liabilities. As of September 30, 2021, management identified a material weakness in internal control relating to the classification of common stock subject to redemption and additionally as of March 31, 2022 a material weakness relating to the improper recording of accrued liabilities. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our consolidated financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that its internal controls over financial reporting as of December 31, 2022 were not effective with respect to accounting for complex transactions and improper recording of accrued liabilities.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

ITEM 9B. Other Information.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Officers and Directors

The following table and accompanying descriptions sets forth the names, ages and background of each of our executive officers and directors.

Name	Age	Position
Ernest Miller	54	Chief Executive Officer and Interim Chief Financial Officer
John Doyle	62	Chief Technology Officer
Ron Hulme	65	Chairman of the Board
Curtis Hébert, Jr.	60	Director
Graham van’t Hoff	61	Director
Duncan Palmer	57	Director
Jonathan Siegler	50	Director
Dail St. Claire	64	Director
Martijn Dekker	51	Director

Ernest Miller has served as Chief Executive Officer and Interim Chief Financial Officer since February 15, 2023. Mr. Miller previously served as the Chief Executive Officer at Intermediate from August 2020 until February 2023. Mr. Miller has over 25 years of experience in the commodity-driven energy sector. From September 2017 to August 2020, Mr. Miller served as the Chief Financial Officer and Chief Commercial Officer at Primus. Prior to joining Primus, Mr. Miller served as Chief Financial Officer for Rodeo Resources Incorporated from 2004 to 2017, a company that invested in operated and non-operated E&P midstream and mineral interests from North America, South America and West Africa. Prior to joining Rodeo Resources, Mr. Miller served as an Asset Manager and Director of Finance at Calpine Corporation from 1997 to 2002, where he developed and financed over 4,500 MW of industrial cogeneration facilities at six locations representing more than $4.0 billion in capital investment. Mr. Miller earned a Master of Natural Resources from Texas A&M University and a Bachelor of Science from the University of the South.

John Doyle has served as Chief Technology Officer since February 15, 2023. Mr. Doyle previously served as the Chief Technology Officer at Intermediate from August 2020 until February 2023. Mr. Doyle has over 25 years in the renewable energy space, taking advanced technologies from design development to commercial implementation. Prior to joining Intermediate, Mr. Doyle served as the Chief Project Officer of Primus from 2013 to through June 2020. Prior to joining Primus, Mr. Doyle was a founder and key executive at Verenium Corporation, a cellulosic ethanol company that operated for 12 years before being acquired by BP plc for approximately $120.0 million, becoming the basis for BP Biofuels. Mr. Doyle has managed approximately $1.0 billion in capital projects in the environmental and renewable energy space including, ethanol plants and large-scale pollution projects. Mr. Doyle has earned a Master of Business Administration from the University of Virginia Darden School of Business and a Bachelor of Science in Mechanical Engineering from Cornell University.

Ron Hulme has served as Chairman since February 15, 2023. Mr. Hulme currently serves as the Chief Executive Officer of Parallel Resource Partners. He has served in this role since February 2011. Mr. Hulme also currently serves as the Managing Director of Bluescape Energy Partners and has served in leadership roles at Bluescape Energy Partners since August 2015. Mr. Hulme formerly served as a senior partner at McKinsey & Company (“McKinsey”) from 1982 to 2008, a 26 year career. He led several of McKinsey’s global energy practices and led the firm’s client relationships with several leading energy companies. Mr. Hulme also co-founded and co-led McKinsey’s Global Corporate Finance Practice, which established the firm’s M&A Advisory and Private Equity Practices. He led McKinsey’s Global Strategy Practice, and he founded and led the firm’s Global Risk Practice. In these roles, Mr. Hulme advised dozens of the firm’s clients on financial restructurings, operational turnaround, major M&A transactions and risk mitigation strategies across a wide range of industries. Mr. Hulme left McKinsey in 2008 to become the Chief Executive Officer of Carlson Capital LP, a multi strategy hedge fund with approximately $5.0 billion of assets under management and $20.0 billion of gross market value. Mr. Hulme was also Head of Energy at Carlson Capital LP, overseeing a portfolio with approximately $2.0 billion gross market value of energy investments in public equities, credit and private equity. In 2011, Mr. Hulme left Carlson Capital LP to found and serve as Chief Executive Officer of Parallel Resource Partners, an energy-focused private equity firm jointly sponsored by Carlson Capital LP and Bluescape Resources Company. Parallel Resource Partners raised an institutional fund in 2021 and Mr. Hulme continues to manage the fund’s portfolio of upstream energy assets. In 2016, Mr. Hulme also became Chief Executive Officer of Bluescape Energy Partners, a successor institutional private equity form that invests in both upstream energy and electric power. Mr. Hulme earned a Bachelor’s in Business Administration from the University of Texas, where he graduated first in his class and a Master in Business Administration from the Stanford Graduate School of Business, where he was an Arjay Miller Scholar. We believe Mr. Hulme’s extensive experience in business qualifies him to serve on the Verde Clean Fuels Board.

Curtis Hébert, Jr. has served as a Director since February 15, 2023. Mr. Hébert is the former Commissioner and Chairman of the Federal Energy Regulatory Commission (FERC), where he served from November 1997 to September 2001, and a former Executive Vice President for Entergy Corporation, where he served from September 2001 to July 2010. Mr. Hébert is currently a Partner with the Brunini Law Firm, where has advised energy companies and corporations throughout the globe on numerous matters, including building accountability and transparency into corporate governance, improving the quality of regulatory filings, reporting and relationships, and executing complex, structured regulatory settlements since July 2012. He also served as a visiting scholar with the Bipartisan Policy Center in Washington, where he co-chaired the Energy Reliability Task Force and the Cybersecurity Task Force. Previously, Mr. Hébert served as Chief Executive Officer of Lexicon Strategy Group, an energy, finance and regulatory law advisory firm, from August 2010 to July 2012. Mr. Hébert has broad and deep experience in multiple segments of the energy sector, spanning exploration and production, natural gas transportation, electric generation and distribution, chemicals, and mining. He brings a thorough knowledge of national and international energy markets, policy, and regulatory processes. Mr. Hébert also spent years in the telecommunications, transportation, and water/sewage sector on regulatory filings and administrative hearings. Mr. Hébert serves as an independent director, a member of the audit committee, a member of the nominating committee and the chairman of the compensation committee of Bluescape Opportunity Acquisition Corp. and has served in these roles since September 2020. Mr. Hébert earned a Juris Doctorate from the Mississippi College School of Law and a Bachelor’s from the University of Southern Mississippi. We believe Mr. Hébert’s extensive experience in corporate governance and regulatory matters qualify him to serve on the Verde Clean Fuels Board.

Graham van’t Hoff has served as a Director since February 15, 2023. Mr. van’t Hoff currently serves on several boards, as described below, and has participated in consulting work in the energy and chemical industry since June of 2019. Prior to this, Mr. van’t Hoff served as the Chief Executive Officer of Shell Chemicals from January 2013 to June 2019, the Executive Vice President of Shell Alternative Energies from January 2012 to December 2012, a board member of Shell International Petroleum Co. from 2014 to 2017 and Chairman of Shell UK Limited from March 2011 to December 2012. He has extensive board experience on several global joint ventures, including Raizen, a Brazilian biofuels company, Infineum, a joint venture between Shell and ExxonMobil focused on the formulation, manufacturing and marketing of petroleum additives for lubricants and fuels, as well as Chairman of CSPC (CNOOC Shell Petrochemicals Co), one of the largest Chinese petrochemical companies. During his tenure at Shell, Mr. van’t Hoff oversaw significant global growth in the revenue and profit of Shell’s chemical businesses, with revenues exceeding $24 billion. Mr. van’t Hoff’s 35 years of experience spans multiple segments of the energy and chemical sectors from upstream through refining, marketing and trading, P&L leadership, strategy, government relations, technology and IT. Mr. van’t Hoff’s extensive international business experience includes appointments to the boards and executive committees of multiple international chemical industry associations, including ACC (the American Chemistry Council), CEFIC (the European Chemical Industry Association), and ICCA (the International Council of Chemical Associations). He was also a founding member of the Alliance to End Plastic Waste, formed in 2019, which gained $1.5 billion of funding commitments in its first year of formation, and is on the Oxford University Chemistry Development Board. He also serves on the North American Advisory Board for Air Liquide, and on the board of the privately-owned, commercial solar farm developer and operator, Silicon Ranch Corporation. Additionally, Mr. van’t Hoff serves as an independent director, a member of the audit committee, the chairman of the nominating committee and a member of the compensation committee of Bluescape Opportunities Acquisition Corp. and has served in these roles since September 2020. He has also served as a director of 5E Advanced Materials, Inc. since October 2022. Mr. van’t Hoff earned a Master in Business Management, with Distinction, from Manchester Business School and a Master in Chemistry from the University of Oxford. We believe Mr. van’t Hoff’s extensive experience in business qualifies him to serve on the Verde Clean Fuels Board.

Duncan Palmer has served as a Director since February 15, 2023. Mr. Palmer serves as an independent director, the chairman of the audit committee, a member of the nominating committee and a member of the compensation committee of Bluescape Opportunities Acquisition Corp. and has served in these roles since October 2020. Additionally, he is the former Chief Financial Officer of Cushman & Wakefield, a leading global real estate services company and served in this position from November 2014 to February 2021. From 2012 to 2014, Mr. Palmer served as the Chief Financial Officer of RELX, a global provider of information-based analytics and decision tools and from 2007 to 2012, Mr. Palmer served as the Chief Financial Officer of Owens Corning, a global manufacturer of building materials and fiber glass reinforcements. Mr. Palmer currently sits on the board of Oshkosh Corporation, a vehicle and equipment supplier with global operations, where he has served as a member of the board since 2011 and has been chairman of the audit committee since 2019. As Chief Financial Officer, Mr. Palmer led Cushman & Wakefield’s IPO and oversaw all aspects of the company’s financial operations, including multiple corporate functions from treasury and investor relations to tax and internal audit. Mr. Palmer has extensive financial operations, transactional, and business development knowledge and experience through previous Chief Financial Officer appointments at Cushman & Wakefield, RELX, Owens Corning and as a senior finance executive at Royal Dutch Shell. Mr. Palmer’s extensive international business experience includes leadership of finance organizations ranging in size from 500-2,000 employees and encompasses multi-billion dollar capital allocation programs, merger integrations, debt offerings and share repurchase programs. His experience spans many segments of the energy, lubricants, materials, information services and real estate services sectors. Mr. Palmer also has deep transactional and business development experience, having overseen mergers and acquisitions execution, as well as corporate strategy. Mr. Palmer earned a Master of Business Administration from the Stanford Graduate School of Business and a Master’s degree from St. John’s College Cambridge (UK). He is a Fellow of the Chartered Institute of Management Accountants (UK). We believe Mr. Palmer’s extensive experience in business qualifies him to serve on the Verde Clean Fuels Board.

Jonathan Siegler has served as a Director since February 15, 2023. Mr. Siegler currently serves as the President and Chief Operating Officer and Non Independent Director of Bluescape Opportunities Acquisition Corp. and has served in these positions since July 2020. Mr. Siegler also serves as Managing Director, and member of the Investment Committee of three investment vehicles (i) Bluescape Resources Company since May 2008; (ii) Parallel Resource Partners since February 2011 and (iii) Bluescape Energy Partners since May 2016. Mr. Siegler also serves on the Valuation, Compliance and Risk Committees for the investment vehicles. Mr. Siegler serves on the boards of many of the portfolio investments and is responsible for driving performance management, strategy, investment, decision making and transaction execution. As Managing Director, Mr. Siegler has helped lead more than $1.7 billion of investments across 25 major investments. Highlights include the origination and greenfield development of one of the largest contiguous positions in the Marcellus Shale, the development of long haul transmission lines to enable wind generation and the performance improvement of multiple deregulated energy companies. Mr. Siegler was formerly Senior Vice President of Strategy and M&A at TXU Corp (“TXU”) from 2004 to 2008. At TXU, Mr. Siegler helped (i) design and implement the performance improvement program, (ii) ensure the competitive market was maintained in Texas, (iii) design TXU’s new build generation strategy and (iv) helped lead the sale of TXU to an investment group led by affiliates of KKR, TPG and Goldman Sachs. Prior to TXU, Siegler was an engagement manager at McKinsey from 2001 to 2004 leading strategy, finance and operations work across the energy/industrial sector. Mr. Siegler led strategic turnaround work at both energy and production “E&P” and power companies and led operational turnaround work power plants. Prior to that, Mr. Siegler served as a lieutenant from 1990 to 2001 aboard the nuclear powered ballistic missile submarine USS Pennsylvania (SSBN 735B), qualifying as a naval nuclear engineer and receiving three Navy and Marine Corps achievement medals for superior service. Mr. Siegler earned a Master of Science in Electrical Engineering from Stanford University and a Bachelor of Science in Electrical Engineering from the United States Naval Academy, where he graduated with distinction. We believe Mr. Siegler’s extensive experience in business qualifies him to serve on the Verde Clean Fuels Board.

Dail St. Claire has served as a Director since February 15, 2023. Ms. St. Claire currently serves as the Chief Executive Officer of St. Claire Consultants, LLC, an advisory and management consulting firm she founded in 2013, and as the Chief Strategist of ESG Investments and Sustainable Cash Management of Amalgamated Bank since May 2022. Prior to founding St. Claire Consultants, Ms. St. Claire co-founded Williams Capital (formerly known as Williams Capital Group, L.P. / Williams Capital Management, LLC), a registered investment advisor and mutual fund trust company, where she served as President and Treasurer. Prior to founding Williams Capital, Ms. St. Claire served as the Vice President of Amalgamated Bank, where she directed proxy and shareholder engagement, and as Senior Investment Officer of the Office of the New York City Comptroller. Ms. St. Claire is an independent director of the board of directors of CRS Temporary Housing, where she has served as a member since 2022. Since 2021, Ms. St. Claire has served as an appointed member of the board of directors of the New York State Common Retirement Fund’s Investment Advisory Committee. Since March 2021, she has also served as a special advisor to Reverence Capital Partners, L.P., a private investment firm focused on private equity and structured credit. Ms. St. Claire earned a Master’s in Public Policy from the University of Chicago, Harris School, and a Bachelor’s in Cultural Anthropology from the University of California, San Diego, Revelle College. We believe Ms. St. Claire’s extensive experience in business qualifies her to serve on the Verde Clean Fuels Board.

Martijn Dekker has served as a Director since February 15, 2023. Mr. Dekker is managing partner of Aurivos, an America-focused energy company he co-founded in 2021. Mr. Dekker is a strategic business executive with expertise in the energy industry and in leadership positions covering all aspects of upstream oil and gas and developing clean energy strategies, and he has a strong track record of collaboration, innovation and delivering value for all stakeholders. Prior to founding Aurivos, Mr. Dekker held various roles during his eleven-year career at Shell International (“Shell”), most recently as Vice President of Strategy and Portfolio from 2016 to 2021, where he led the development of Shell’s hydrogen strategy, development, and implementation of digitalization strategy and refreshing the technology strategy and portfolio. Mr. Dekker also held various technical and business roles in Shell’s upstream business, including Vice President of Strategy and Growth of Americas Exploration and as Development Manager for groundbreaking Gulf of Mexico projects. Mr. Dekker holds a MS in Chemical Engineering from the University of Technology Eindhoven, Netherlands and a MS in Business Management from Aberdeen University, United Kingdom. We believe Mr. Dekker’s extensive experience in business qualifies him to serve on the Verde Clean Fuels Board.

Number and Terms of Office of Officers and Directors

As of the date of this Annual Report we have seven directors. Our directors were nominated at the special meeting of the stockholders of the Company held on January 4, 2023.

Our charter provides that until such time the Company is no longer a “controlled company” within the meaning of the Nasdaq Listing Rules (a “Controlled Company Event”), the directors shall be divided into three classes designated Class I, Class II and Class III. Our board is divided among the three classes as follows:

●	initial Class I directors are Graham van’t Hoff and Duncan Palmer, and they will serve for a term expiring at the first annual meeting of stockholders following the Closing Date;

●	initial Class II directors are Curtis Hébert, Jr. and Ron Hulme, and they will serve for a term expiring at the second annual meeting of stockholders following the Closing Date; and

●	initial Class III directors are Dail St. Claire, Martijn Dekker and Jonathan Siegler, and they will serve for a term expiring at the third annual meeting of stockholders following the Closing Date.

Any Director so chosen shall hold office until his or her successor shall be duly elected and qualified or until such Director’s earlier death, disqualification, resignation or removal. If the number of directors is changed, any increase or decrease shall be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible, but in no case will a decrease in the number of directors shorten the term of any incumbent director. Following the Controlled Company Event, the classification of our board shall terminate, and each director shall be elected to serve a term of one year, with each director’s term to expire at the next annual meeting of stockholders following the director’s election. There are no agreements with respect to the election of directors. There are no family relationships among our executive officers and directors.

Board Leadership Structure

Our Board has appointed Mr. Hulme as the Chairman of the Board in order to help reinforce the independence of the Board as a whole. The position of Chairman has been structured to serve as an effective balance to Mr. Miller’s role as Chief Executive Officer. The Chairman is empowered to, among other duties and responsibilities, work with the Chief Executive Officer to develop and approve an appropriate board meeting schedule; work with the Chief Executive Officer to develop and approve meeting agendas; provide the Chief Executive Officer feedback on the quality, quantity and timeliness of the information provided to the board; develop the agenda and moderate executive sessions of the independent members of the board; preside over board meetings when the Chief Executive Officer is not present or when such person’s performance or compensation is discussed; act as principal liaison between the independent members of the board and the Chief Executive Officer; convene meetings of the independent directors as appropriate; and perform such other duties as may be established or delegated by the board. As a result, we believe that the Chairman can help ensure the effective independent functioning of the Board in its oversight responsibilities.

Risk Oversight

One of the key functions of our Board is informed oversight of our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure and our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements.

Advance Notice Requirements for Stockholder Proposals and Director Nominations

Under our charter, advance notice of stockholder nominations for the election of directors and of business to be brought by stockholders before any meeting of the stockholders shall be given in the manner and to the extent provided in our bylaws.

Committees of the Board

Our board maintains a standing audit committee (“Audit Committee”) and a standing compensation committee (“Compensation Committee”), but does not currently maintain a nominating/governance committee based upon the exceptions from the Nasdaq Listing Rules for “controlled companies.” The Board has overall responsibility for the selection of candidates for nomination or appointment to the Board.

Audit Committee

Our board appointed Ms. St. Claire, Mr. Palmer and Mr. Hébert to serve on our Audit Committee, with Mr. Palmer serving as the chair. Our board has determined that each member of our Audit Committee qualifies as an independent director under the Nasdaq Listing Rules and the independence requirements of Rule 10A-3 under the Exchange Act. Our board has determined that Mr. Palmer, as a member of our Audit Committee, qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of Nasdaq.

The purpose and responsibilities of our Audit Committee are set forth in the Audit Committee Charter adopted by our board on February 15, 2023.

Compensation Committee

Our board appointed Mr. van’t Hoff, Mr. Siegler and Mr. Hulme to serve on our Compensation Committee, with Mr. Siegler serving as the chair. Our board has determined that each member of our Compensation Committee qualifies as an independent director under the Nasdaq Listing Rules.

The purpose and responsibilities of our Compensation Committee are set forth in the Compensation Committee Charter adopted by our board on February 15, 2023.

Code of Business Conduct and Ethics

Our board adopted a Code of Business Conduct and Ethics on February 15, 2023 (the “Code of Ethics”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on our website. Our Code of Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website at www.verdecleanfuels.com.

Limitation on Liability and Indemnification Matters

Our charter contains provisions that limit the liability of our directors for damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for damages as a result of an act or failure to act in his or her capacity as a director, unless:

●	the presumption that directors are acting in good faith, on an informed basis, and with a view to the interests of Verde Clean Fuels has been rebutted; and

●	it is proven that the director’s act or failure to act constituted a breach of his or her fiduciary duties as a director and such breach involved intentional misconduct, fraud or a knowing violation of law.

ITEM 11. Executive Compensation

CENAQ

None of our officers or directors has received any cash compensation for services rendered to us. No compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our Initial Business Combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

We do not intend to take and have not taken any action to ensure that members of our management team will be part of our management team after the business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after an Initial Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

For more information about the interests of our Sponsor, directors and officers in the business combination, see the section entitled “Proposal No. 1 — The Business Combination Proposal — Interests of Certain Persons in the Business Combination.”

Intermediate

Unless we state otherwise or the context otherwise requires, in this Executive Compensation section, the terms “we,” “us,” “our” and the “Company” refer to Intermediate prior to the consummation of the business combination. This section discusses the material components of the executive compensation program for Intermediate’s executive officers named in the “2022 Summary Compensation Table” below.

Overview

We are currently considered an “emerging growth company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures regarding executive compensation for our last completed fiscal year. Further, our reporting obligations extend only to “named executive officers,” which are the individuals who served as principal executive officer and the next two most highly compensated executive officers at the end of the fiscal year 2022. We had only two executive officers at the end of the fiscal year 2022 and, accordingly, our “named executive officers” for purposes of the disclosure herein (“Named Executive Officers”) are:

Name	Principal Position
Ernest Miller	Chief Executive Officer
John Doyle	Chief Technology Officer

2022 Summary Compensation Table

The following table summarizes the compensation awarded to, earned by or paid to our Named Executive Officers for the fiscal years ended December 31, 2021 and December 31, 2022.

Name and Principal Position	Year	Salary ($)	Total ($)
Ernest Miller	2022	$375,000	$455,000
Chief Executive Officer	2021	$375,000	$375,000
John Doyle	2022	$275,000	$275,000
Chief Technology Officer	2021	$275,000	$275,000

During 2022, Mr. Miller received an annual base salary of $375,000 and a bonus of $80,000 in connection with his employment with us. During 2022, Mr. Doyle did not receive any compensation other than the annual base salary of $275,000 in connection with his employment with us.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table reflects information regarding outstanding equity-based awards held by our Named Executive Officers as of December 31, 2022.

	Option Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(1)	Option Expiration Date
Ernest Miller	8/7/2020	168	(2)	168	(2)	N/A	N/A
	8/7/2020	0	(3)	500	(3)	N/A	N/A
John Doyle	8/7/2020	40	(4)	40	(4)	N/A	N/A

(1)	The “Incentive Units” (as defined in the limited liability company agreement of Holdings (the “Holdings LLC Agreement”)) represent profits interests in Holdings, our parent company prior to the Closing Date, and, while we believe the Incentive Units are most analogous to options, the Incentive Units are not traditional options; therefore, there is no exercise price or option expiration date associated therewith.

(2)	336 “Series A Incentive Units” (as defined in the Holdings LLC Agreement) were granted to Mr. Miller on August 7, 2020, which vested or will vest in equal annual installments on each of the first four anniversaries of the grant date, subject to Mr. Miller’s continued employment through the applicable vesting date.

(3)	500 “Founder Incentive Units” (as defined in the Holdings LLC Agreement) were granted to Mr. Miller on August 7, 2020, which vest in full in the event that a certain level of “distributions” (as defined in the Holdings LLC Agreement) are made pursuant to the Holdings LLC Agreement on account of such Founder Incentive Units, subject to Mr. Miller’s continued employment through such vesting date.

(4)	80 Series A Incentive Units were granted to Mr. Doyle on August 7, 2020, which vested or will vest in equal annual installments on each of the first four anniversaries of the grant date, subject to Mr. Doyle’s continued employment through the applicable vesting date.

On August 5, 2022, Holdings entered into an agreement with Intermediate’s management team (including Ernest Miller and John Doyle) whereby, all outstanding unvested Series A Incentive Units and Founder Incentive Units became fully vested on the closing of the Business Combination. As part of the agreement, the priority of distributions under the Series A Incentive Units and Founders Units was also revised such that participants receive 10% of distributions after a specified return to Holdings’ Series A Preferred Unit holders (instead of 20%).

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Our Named Executive Officers were not party to employment agreements or offer letters during fiscal year 2022.

Base Salary

The base salaries of our Named Executive Officers are approved by our Board of Directors and are subject to annual review by our Board of Directors. For fiscal year 2022, Mr. Miller’s base salary was $375,000 and Mr. Doyle’s base salary was $275,000.

Incentive Compensation

We believe that equity incentive grants motivate our executives to dedicate themselves to our long-term performance and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. Accordingly, our Board of Directors has periodically reviewed the equity incentive compensation of our employees and executive officers and from time to time granted equity incentive awards to our employees and executive officers, including our Named Executive Officers, in the form of Incentive Units pursuant to the Holdings LLC Agreement and award agreements thereunder. The Incentive Units are intended to qualify as “profits interests” for U.S. federal income tax purposes and the grantees are required to make a timely and effective election under Section 83(b) of the Code with respect thereto.

Incentive Units granted to our Named Executive Officers consist of Founder Incentive Units and Series A Incentive Units. Founder Incentive Units vest in full in the event that a certain level of distributions are made pursuant to the Holdings LLC Agreement on account of such Founder Incentive Units (which will only occur after a specified aggregate amount of distribution have been made to holders of Series A Preferred Units (as defined in the Holdings LLC Agreement) of Holdings), subject to the grantee’s continued employment or service through such vesting date. Series A Incentive Units only participate in distributions of Holdings after a specified return to holders of Series A Preferred Units of Holdings, and generally vest in equal annual installments over four years, subject to the grantee’s continued employment or service through the applicable vesting date. Following the termination of the applicable grantee’s employment or service other than for “cause” (as defined in the Holdings LLC Agreement), any then-vested Incentive Units are subject to repurchase at our election for a purchase price equal to the “fair market value” (as defined in the Holdings LLC Agreement). Holders of Incentive Units are subject to certain restrictive covenants, including perpetual confidentiality and non-disparagement covenants, customer and employee non-solicitation covenants that apply during the service period and for one year thereafter and non-competition covenants that apply during the service period and for one or two years thereafter.

Holdings had an arrangement payable to Intermediate’s CEO and a consultant whereby a contingent payment could become payable in the event that certain return on investment hurdles are met. On August 5, 2022, Holdings entered into an agreement with Intermediate’s management and CEO whereby, if the Business Combination reaches closing, the contingent payment would be forfeited. Therefore, the contingent payment arrangement was terminated in February 2023 and no payments were made.

Also on August 5, 2022, Holdings entered into an agreement with our management team (including Ernest Miller and John Doyle) whereby, all outstanding unvested Series A Incentive Units and Founder Incentive Units became fully vested on the closing of the Business Combination. As part of the agreement, the priority of distributions under the Series A Incentive Units and Founders Units was also revised such that participants receive 10% of distributions after a specified return to Holdings’ Series A Preferred Unit holders (instead of 20%).

Arrangements Following the Closing of the Business Combination

The Company plans to enter into employment agreements with each of its Named Executive Officers in 2023. The employment agreements are intended to be in-line with compensation provided to executives at peer companies.

In connection with the Business Combination, we adopted the Verde Clean Fuels, Inc. 2023 Omnibus Incentive Plan (the “2023 Plan”). The 2023 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards to our employees (including our Named Executive Officers), consultants and directors and is intended to align the interests of our service providers with those of our stockholders. We plan to grant stock option awards to our management team (including our Named Executive Officers) in 2023.

Additional Narrative Disclosure

Employee and Retirement Benefits

We currently provide broad-based health and welfare benefits that are available to our full-time employees, including our Named Executive Officers, including health, life, vision and dental insurance. In addition, we currently make available a retirement plan intended to provide benefits under Section 401(k) of the Code, pursuant to which employees (including our Named Executive Officers) may elect to defer a portion of their compensation on a pre-tax basis and have it contributed to the plan. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Our 401(k) plan does not provide for any employer contributions. All contributions under our 401(k) plan are subject to certain annual dollar limitations in accordance with applicable laws, which are periodically adjusted for changes in the cost of living. Other than the 401(k) plan, we do not provide any qualified or non-qualified retirement or deferred compensation benefits to our employees, including our Named Executive Officers.

Potential Payments Upon Termination or Change in Control

As described above, our Named Executive Officers are not party to employment agreements and do not have any contractual rights to severance benefits upon a termination of employment. The treatment of Incentive Units in connection with the Named Executive Officer’s termination of employment and in connection with a change in control are described above under “Narrative Disclosure to Summary Compensation Table-Equity Incentive Compensation.”

For purposes of the Incentive Units, a “change of control” generally means: (a) the sale of all or substantially all of the consolidated assets of the Company and its subsidiaries to a third party purchaser; (b) the sale, transfer or exchange resulting in all of the units of the Company and all of the Company’s equity interests in each of the Company’s subsidiaries being held by a third party purchaser; or (c) a merger, consolidation, recapitalization or reorganization of the Company with or into a third party purchaser that results in the inability of the members of the Company to directly or indirectly designate or elect a number of managers (or the board of directors (or its equivalent) of the resulting entity or its parent company) which is the same or greater than the number of managers entitled to be designated or elected by a group of affiliated persons who are not the members of the Company or their successors and affiliates; provided that, the Board may determine, in good faith, that the Company or its successor is expected to continue business operations after such transaction and therefore deem that a change of control has not occurred.

Director Compensation

We did not have any non-employee directors who received compensation for their service on our Board of Directors or committees of our Board of Directors for the year ended December 31, 2022. However, beginning in 2023 we approved the implementation of a non-employee director compensation program.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding the beneficial ownership of Class A Common Stock as of March 31, 2023 by:

●	each person who is the beneficial owner of more than 5% of the outstanding shares of Class A Common Stock;

●	each of our named executive officers and directors; and

●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options or the vesting of restricted stock units, within 60 days of March 31, 2023. Shares subject to warrants or options that are currently exercisable or exercisable within 60 days of March 31, 2023 or subject to restricted stock units that vest within 60 days of March 31, 2023 are considered outstanding and beneficially owned by the person holding such warrants, options or restricted stock units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Shares issuable pursuant to the exchange of Class C OpCo Units listed in the table below are represented in shares of Class A Common Stock.

Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed below has sole voting and investment power with respect to such shares.

The beneficial ownership of our securities is based on (i) 9,358,620 shares of Class A Common Stock issued and outstanding and (ii) 22,500,000 shares of Class C Common Stock issued and outstanding.

Name and Address of Beneficial Owners(1)	Number of Shares	%
Named Executive Officers and Directors:	—	—
Curtis Hébert, Jr.	—	—
Graham van’t Hoff	—	—
Ron Hulme	—	—
Duncan Palmer	—	—
Jonathan Siegler	—	—
Dail St. Claire	—	—
Martijn Dekker	—	—
Ernest Miller	—	—
John Doyle	—	—

All directors and officers after as a group (9 persons)	—	—

Five Percent Holders:
Bluescape Clean Fuels Holdings, LLC(2)(3)	23,300,000	73.14%
CENAQ Sponsor LLC(4)(5)	5,962,500	17.37%
Cottonmouth Ventures LLC(6)	2,000,000	6.28%

(1)	Unless otherwise noted, the business address of each of the directors and officers is 600 Travis Street, Suite 5050, Houston, Texas 77002.

(2)	Consists of (i) 22,500,000 shares of Class A Common Stock issuable upon conversion of 22,500,000 Class C OpCo Units of OpCo and a corresponding number of shares of Class C Common Stock and (ii) 800,000 shares of Class A Common Stock. The business address of Holdings is 300 Crescent Court Suite 1860, Dallas, TX 75201. This information is based on a Schedule 13D filed by Holdings on February 27, 2023.

(3)	Holdings is the record holder of such shares. Holdings is a 100% owned subsidiary (portfolio company) of Bluescape Energy Recapitalization and Restructuring Fund IV LP (“BERR”), and Bluescape Energy Partners III GP LLC is the general partner of BERR. The BERR funds are managed by Bluescape Energy Partners LLC. Bluescape Resources Company LLC is the parent of Bluescape Energy Partners III GP LLC and Bluescape Energy Partners LLC and is principally owned and controlled by Mr. C. John Wilder. Mr. Wilder disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The principal business address of each of the entities and persons identified in this paragraph is c/o Bluescape Resources Company LLC, 300 Crescent Court, Suite 1860, Dallas, TX 75201.

(4)	Consists of (i) 3,487,500 shares of Class A Common Stock held directly by CENAQ Sponsor and (ii) 2,475,000 Private Placement Warrants, each exercisable as of March 17, 2023 to purchase one share of Class A Common Stock at $11.50 per share.

(5)	CENAQ Sponsor is the record holder of such shares. Messrs. John B. Connally III, J. Russell Porter and Michael J. Mayell are each a manager of CENAQ Sponsor, and as such, each has voting and investment discretion with respect to the shares held directly by CENAQ Sponsor. Messrs. John B. Connally III, J. Russell Porter and Michael J. Mayell each disclaims any beneficial ownership of the reported shares other than the extent of any pecuniary interest he may have therein, directly or indirectly.

(6)	Cottonmouth Ventures LLC (“Cottonmouth”) is the record holder of such shares. Cottonmouth is a wholly-owned subsidiary of Diamondback Energy, Inc. (“Diamondback”), and as such, has voting and investment discretion with respect to the shares held directly by Cottonmouth. The principal business address of each of the entities identified in this paragraph is c/o Diamondback Energy Inc., 500 West Texas, Suite 1200, Midland, TX 79701. This information is based on a Schedule 13D filed by Diamondback on March 1, 2023.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The following is a summary of transactions since March 31, 2023, to which CENAQ and Intermediate, as applicable, have been a participant in which the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of the average of CENAQ’s or Intermediate’s, as applicable, total assets as of December 31, 2021 and 2022, and in which any of their directors, executive officers or holders of more than 5% of any class of capital stock at the time of such transaction, or any members of their immediate family, had or will have a direct or indirect material interest.

CENAQ Related Person Transactions

Founder Shares

On December 31, 2020, CENAQ Sponsor paid $25,000, or approximately $0.006 per share, to cover certain offering costs in consideration for 4,312,500 Founder Shares. Up to 562,500 Founder Shares were subject to forfeiture by CENAQ Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On August 19, 2021, the underwriters exercised the over-allotment option in full. As a result, these 562,500 Founder Shares are no longer subject to forfeiture.

Additionally, upon consummation of the IPO, CENAQ Sponsor sold 75,000 Founder Shares to each of the 11 Anchor Investors that purchased at least 9.9% of the units sold in the IPO, at their original purchase price of approximately $0.0058 per share. The aggregate fair value of these Founder Shares attributable to Anchor Investors is $570,406, or $7.60 per share. CENAQ offset the excess of the fair value against the gross proceeds from these Anchor Investors as a reduction in its additional paid-in capital.

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Common Stock issuable upon conversion thereof until the earlier to occur of: (A) six months after the completion of the Business Combination or (B) subsequent to the Business Combination, (x) if the last sale price of CENAQ’s Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any period of 30 consecutive trading days commencing at least 75 days after the Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of CENAQ’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any period of 30 consecutive trading days commencing at least 75 days after the Business Combination, or (2) we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all stockholders having the right to exchange their shares of common stock for cash, securities or other property, the Founder Shares will be released from the Lock-up.

On October 26, 2022, CENAQ Sponsor elected to convert 3,487,500 of the Founder Shares into shares of CENAQ’s Class A Common Stock.

Due from Related Party

CENAQ had $45,312 due from a related party which consisted of $50,000 incurred from purchase of over-allotment private warrants, offset by $4,688 of other miscellaneous costs paid by Michael J. Mayell and CENAQ Sponsor. As of December 31, 2022 and December 31, 2021, CENAQ had $0 due from a related party. CENAQ Sponsor paid off the balance in full on October 1, 2021.

Promissory Note — Related Party

On December 31, 2020, CENAQ Sponsor agreed to loan CENAQ up to $500,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and were due at the earlier of September 30, 2021 or the closing of the IPO. The loan was fully repaid upon the closing of the IPO out of the offering proceeds. As of December 31, 2022 and December 31, 2021, the promissory note balance was $0.

In addition, on May 31, 2022, CENAQ issued an unsecured promissory note in the principal amount of $125,000 to CENAQ Sponsor (“Promissory Note”). The Promissory Note had a 10% interest rate and was repaid in full upon consummation of the Business Combination. As of December 31, 2022, the unsecured promissory note balance was $125,000.

On November 15, 2022, CENAQ issued an unsecured promissory note in the principal amount of $1,725,000 to CENAQ Sponsor (“Extension Note”). The Extension Note was non-interest bearing and was due and payable upon the earlier to occur of the closing of the IPO or liquidation of CENAQ on or before February 16, 2023 or such later liquidation date as approved by the CENAQ’s stockholders. There was $1,725,000 and $0 outstanding under the note as of December 31, 2022 and 2021, respectively.

On November 15, 2022, CENAQ issued an unsecured promissory note (“Sponsor Note”) allowing it to borrow up to $467,500 from the CENAQ Sponsor. Amounts drawn under the Sponsor Note were non-interest bearing and were due and payable upon the earlier to occur of the closing of the Business Combination or liquidation of CENAQ on or before February 16, 2023 or such later liquidation date as approved by the CENAQ’s stockholders. On November 15, 2022, the Company requested and received $100,000 under the Sponsor Note. There was $100,000 outstanding under the Sponsor Note as of December 31, 2022.

In connection with the closing of the Business Combination, and based on the $158,797,476 of redemptions, CENAQ Sponsor was due $184,612 under the Extension Note. At closing, CENAQ Sponsor was also due $100,000 under the Sponsor Note and $125,000 under the Promissory Note. However, on February 15, 2023, in lieu of repayment of the Extension Note and repayment of the Sponsor Note and Promissory Note, CENAQ entered into a new promissory note with the Sponsor totaling $409,612 (“New Promissory Note”). The New Promissory Note, cancels and supersedes the Extension Note and the Sponsor Note. The New Promissory note is non-interest bearing and the entire principal balance of the New Promissory Note is payable on or before February 15, 2024. The New Promissory Note is payable at Verde Clean Fuel’s election in cash or in Class A Common Stock at a conversion price of $10.00 per share.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a business combination, CENAQ Sponsor or an affiliate of CENAQ Sponsor or certain of CENAQ officers and directors were permitted to, but not obligated to, loan CENAQ funds as required. If CENAQ completed a business combination, CENAQ would repay the working capital loans. In the event that a business combination did not close, CENAQ would use a portion of the working capital held outside the Trust Account to repay the working capital loans but no proceeds from the Trust Account would be used to repay the working capital loans. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Prior to the completion of the Business Combination, CENAQ did not seek loans from parties other than CENAQ Sponsor or an affiliate of CENAQ Sponsor. As of the closing of the Business Combination, CENAQ had no borrowings under the working capital loans.

Private Placement Warrants

CENAQ Sponsor and the underwriters purchased an aggregate of 6,675,000 Private Placement Warrants for a purchase price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of the IPO. As such, the interest of CENAQ Sponsor in this transaction is valued at approximately $3.5 million.

Each Private Placement Warrant entitles the holder to purchase one share of Class A Common Stock at $11.50 per share. The purchasers of the Private Placement Warrants agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the closing of the Business Combination. These restrictions expired on March 17, 2023.

Lock-Up Agreement

In connection with the execution of the Business Combination Agreement, on August 12, 2022, Holdings entered into the Lock-Up Agreement with CENAQ, pursuant to which it agreed, subject to certain exceptions, not to (a) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act and the rules and regulations of the SEC promulgated thereunder, any OpCo Units or corresponding shares of Class C Common Stock received in connection with the business combination pursuant to the Business Combination Agreement (or shares of Class A Common Stock that would be received upon an exchange of Class C OpCo Units pursuant to the OpCo Exchange Right, Mandatory Exchange or Call Right), (b) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any security or (c) publicly announce any intention to effect any transaction specified in clause (a) or (b) until the earlier of (i) six months after the Closing Date, and (ii) subsequent to the Closing Date (x) if the last sale price of the shares of Class A Common Stock quoted on the Nasdaq Capital Market is greater than or equal to $12.00 per share for any 20 trading days within any period of 30 consecutive trading days commencing at least 75 days after the Closing Date or (y) the date on which Verde Clean Fuels completes a liquidation, merger capital stock exchange, reorganization or other similar transaction with a third party that results in all of Verde Clean Fuels’ stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property.

Sponsor Letter

In connection with the execution of the Business Combination Agreement, on August 12, 2022, CENAQ Sponsor entered into the Sponsor Letter, pursuant to which, among other things, CENAQ Sponsor agreed to (i) forfeit 2,475,000 of its Private Placement Warrants, (ii) comply with the lock-up provisions in the Letter Agreement, dated August 12, 2021, by and among CENAQ, CENAQ Sponsor and CENAQ’s directors and officers, (iii) vote all the shares of Class A Common Stock and Founder Shares held by it in favor of the adoption and approval of the Business Combination Agreement and the Business Combination, (iv) not redeem any shares of Class A Common Stock owned by it in connection with such stockholder approval, (v) waive its anti-dilution rights with respect to the Founder Shares owned by it in connection with the consummation of the Business Combination and (vi) subject a portion of the shares of Class A Common Stock as a result of the conversion of its Founder Shares to forfeiture pursuant to the terms of the Sponsor Earn Out.

Equity Participation Right Agreement

On February 13, 2023, CENAQ and OpCo entered into an Equity Participation Right Agreement (the “Participation Right Agreement”) with Cottonmouth, pursuant to which, among other things, Verde Clean Fuels and OpCo will grant Cottonmouth the right to participate between 50% to 65% in the ownership of certain future project facilities of Verde Clean Fuels on the terms and conditions described therein through December 31, 2043. In addition, the Participation Right Agreement allows Verde Clean Fuels and OpCo to participate in certain future project facilities brought forth by Cottonmouth on the terms and conditions described therein. Additionally, Verde Clean Fuels has granted certain contractual preemptive rights to Cottonmouth relating to the sale of equity securities in Verde Clean Fuels for a period of five years.

Intermediate Related Party Transactions

Intermediate had no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Verde Clean Fuels Related Person Transactions

A&R Registration Rights Agreement

In connection with the Closing, the IPO Registration Rights Agreement, was amended and restated by Verde Clean Fuels, certain persons and entities holding securities of CENAQ prior to the Closing (the “Initial Holders”) and certain persons and entities receiving Class A Common Stock and Class C Common Stock pursuant to the Business Combination (together with the Initial Holders, the “Reg Rights Holders”) (as amended and restated, the “A&R Registration Rights Agreement”). Pursuant to the A&R Registration Rights Agreement, within 60 days after February 15, 2023, Verde Clean Fuels shall use its commercially reasonable efforts to file with the SEC (at Verde Clean Fuels’ sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the Reg Rights Holders (the “Resale Registration Statement”), and Verde Clean Fuels will use its commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof. In certain circumstances, the Reg Rights Holders can demand Verde Clean Fuels’ assistance with underwritten offerings and block trades, and the Reg Rights Holders are entitled to certain piggyback registration rights. The A&R Registration Rights Agreement does not provide for the payment of any cash penalties by Verde Clean Fuels if it fails to satisfy any of its obligations under the A&R Registration Rights Agreement.

Tax Receivable Agreement

On the Closing Date, in connection with the consummation of the Business Combination and as contemplated by the Business Combination Agreement, Verde Clean Fuels entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Holdings (together with its permitted transferees, the “TRA Holders,” and each a “TRA Holder”) and the Agent (as defined in the Tax Receivable Agreement). Pursuant to the Tax Receivable Agreement, Verde Clean Fuels is required to pay each TRA Holder 85% of the amount of net cash savings, if any, in U.S. federal, state and local income and franchise tax that Verde Clean Fuels actually realizes (computed using certain simplifying assumptions) or is deemed to be realized in certain circumstances in periods after the Closing as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of Verde Clean Fuels’ acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Class C OpCo Units pursuant to the exercise of the OpCo Exchange Right, a Mandatory Exchange or the Call Right (each as defined in the OpCo A&R LLC Agreement) and (ii) imputed interest deemed to be paid by Verde Clean Fuels as a result of, and additional tax basis arising from, any payments Verde Clean Fuels makes under the Tax Receivable Agreement. Verde Clean Fuels will retain the benefit of the remaining 15% of these net cash savings.

Director Independence

Holdings beneficially owns a majority of the voting power of all outstanding shares of the Company’s common stock. As a result, the Company is a “controlled company” within the meaning of the Nasdaq Listing Rules. Under the Nasdaq Listing Rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors, (2) that its board of directors have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) that director nominees must either be selected, or recommended for the board’s selection, either by independent directors constituting a majority of the board’s independent directors in a vote in which only independent directors participate, or a nominating and corporate governance committee comprised solely of independent directors with a written charter addressing the committee’s purpose and responsibilities. Notwithstanding the availability of such exemptions, all seven of the Company’s current Board members qualify as independent under applicable Nasdaq rules and the Compensation Committee of the Board is comprised of three directors, each of whom qualifies as an independent under applicable Nasdaq and SEC rules for compensation committee service.

Nasdaq rules generally require that independent directors must comprise a majority of a listed company’s board of directors. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon information requested from and provided by each proposed director concerning his or her background, employment and affiliations, including family relationships, the Board has determined that Mr. van’t Hoff, Mr. Palmer, Mr. Hébert, Mr. Hulme, Mr. Siegler, Ms. St. Claire and Mr. Dekker are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq.

ITEM 14. Principal Accountant Fees and Services.

Change in Auditor

In connection with the Business Combination, on February 15, 2023, the Audit Committee approved the dismissal of Marcum LLP (“Marcum”) as our independent registered public accounting firm, effective upon completion of Marcum’s audit of CENAQ’s consolidated financial statements as of and for the year ended December 31, 2022, and the issuance of their report thereon (the “Auditor Change Effective Date”). The management communicated the Audit Committee’s decision to Marcum on February 15, 2023.

Marcum’s report of independent registered public accounting firm dated March 31, 2023, on the CENAQ financial statements as of December 31, 2022 and as of December 31, 2021, and the related statements of operations, changes in stockholders’ deficit and cash flows for year ended December 31, 2022 and December 31, 2021, and the related notes to the financial statements did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2022 and December 31, 2021 and the subsequent period through March 31, 2023, there were no “disagreements” (as that term is described in Item 304(a)(1)(iv) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the related instructions to Item 304 of Regulation S-K under the Exchange Act) with Marcum on any matter of accounting principles or practices, financial statement disclosures or audited scope or procedures, which disagreements if not resolved to Marcum’s satisfaction would have caused Marcum to make reference to the subject matter of the disagreement in connection with its report. During the years ended December 31, 2022 and December 31, 2021 and the subsequent period through March 31, 2023, there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act), other than the material weakness in internal controls identified by management related to the lack of ability to account for complex financial instruments, including the reevaluation of the classification of the Class A Common Stock subject to possible redemptions, which resulted in the restatement of CENAQ’s audited balance sheet dated August 17, 2021. In addition, as part of such process, CENAQ identified a material weakness in internal control relating to the over-allotment option for the quarter ended December 31, 2021, and a material weakness for improper recording of accrued liabilities during the quarter ended June 30, 2022, which affected the quarter ended March 31, 2022. An amended and restated Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 was filed with the SEC on August 26, 2022.

We previously provided Marcum with a copy of the disclosures regarding the dismissal reproduced in this Annual Report on Form 10-K and received a letter from Marcum addressed to the SEC stating that it agrees with the above statements. This letter was filed as Exhibit 16.1 to our Current Report on Form 8-K filed with the SEC on February 21, 2023.

On February 15, 2023, the Board approved the engagement of Deloitte & Touche LLP (“Deloitte”) as its independent registered public accounting firm, effective upon the Auditor Change Effective Date. Deloitte previously served as the independent registered public accounting firm of Intermediate prior to the Business Combination. During the years ended December 31, 2022 and 2021 and the subsequent period through March 31, 2023, neither the Company, nor anyone on the Company’s behalf consulted with Deloitte, on behalf of the Company, regarding the application of accounting principles to a specified transaction (either completed or proposed), the type of audit opinion that might be rendered on the Company’s financial statements, or any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

Marcum Fees

The following table represents aggregate fees billed to CENAQ for the years ended December 31, 2022 and 2021, by Marcum LLP, CENAQ’s independent registered public accounting firm.

	Year Ended December 31,
	2022	2021
Audit Fees(1)	$309,011	$116,905
Audit-Related Fees(2)	—	—
Tax Fees	10,588	—
All Other Fees(2)	—	—
Total Fees	$319,599	$116,905

(1)	Consists of fees billed for professional services provided to CENAQ in connection with the audit of CENAQ’s annual financial statements, the review of its quarterly financial statements, as well as audit services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, such as statutory audits. The audit fees also include fees for professional services provided in connection with CENAQ’s initial business combination, incurred during the fiscal year ended December 31, 2022, including consents and review of documents filed with the SEC. CENAQ’s audit fees related to the December 31, 2022 financial statements are expected to be approximately $131,318.
(2)	CENAQ did not pay Marcum any audit-related fees for the years ended December 31, 2022 or 2021.

All fees described above were pre-approved by the Audit Committee. There were no services that were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) (relating to the approval of a de minimis amount of non-audit services after the fact but before completion of the audit).

Pre-Approval Policies and Procedures

Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services and permissible non-audit services subject to a de minimis exception. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of our Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

Prior to the Business Combination, all of the services listed in the table above provided by Marcum were pre-approved by CENAQ in accordance with its policies then in effect. Following the Business Combination, all of the services listed in the table above provided by Deloitte were pre-approved by Verde Clean Fuels’ Audit Committee. Verde Clean Fuels’ Audit Committee has determined that the rendering of services other than audit services by Deloitte & Touche LLP is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15. Exhibits, Consolidated Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

See Item 8. Financial Statements and Supplementary Data.

(2)	Consolidated Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

		Incorporated by Reference				Filed/Furnished
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1†	Business Combination Agreement, dated as of August 12, 2022, by and among the Company, CENAQ, Holdings, OpCo and Sponsor.	8-K	001-40743	2.1	8/12/2022
2.2	Amendment No. 1 to the Business Combination Agreement, dated December 21, 2022 by and among CENAQ, OpCo, Holdings, Intermediate and Sponsor.	8-K	001-40743	2.2	2/21/2023
3.1	Fourth Amended and Restated Certificate of Incorporation of Verde Clean Fuels, Inc.	8-K	001-40743	3.1	2/21/2023
3.2	Amended and Restated Bylaws of Verde Clean Fuels, Inc.	8-K	001-40743	3.2	2/21/2023
4.1	Specimen Unit Certificate.	S-1	333-253695	4.1	8/6/2021
4.2	Specimen Class A Common Stock Certificate.	S-1	333-253695	4.2	8/6/2021
4.3	Specimen Warrant Certificate.	S-1	333-253695	4.3	8/6/2021
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and CENAQ Energy Corp., dated August 17, 2021.	8-K	001-40743	4.4	8/17/2021
4.5	Description of Securities of Verde Clean Fuels, Inc.	8-K	001-40743			X
10.1	Form of Verde Clean Fuels Indemnification Agreement	8-K	001-40743	10.1	2/21/2023
10.2	2023 Omnibus Incentive Plan	8-K	001-40743	10.2	2/21/2023
10.3	Letter Agreement, dated as of August 12, 2021, by and among CENAQ Energy Corp. and its officers and directors and CENAQ Sponsor, LLC.	8-K	001-40743	10.1	8/17/21
10.4	Amendment No. 1 to Sponsor Letter Agreement, dated as of October 26, 2022, by and among CENAQ Energy Corp. and its officers and directors and CENAQ Sponsor, LLC.	8-K	001-40743	10.9	2/21/2023
10.5	Amendment No. 2 to Sponsor Letter Agreement, dated as of February 14, 2023, by and among CENAQ Energy Corp. and its officers and directors and CENAQ Sponsor, LLC.	8-K	001-40743	10.10	2/21/2023

		Incorporated by Reference				Filed/Furnished
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Herewith

10.6	Sponsor Agreement, dated as of August 12, 2022, by and among the Company, CENAQ, Holdings and Sponsor.	8-K	001-40743	10.1	8/12/22
10.7	Underwriters Letter, dated as of August 12, 2022, by and among Intermediate, CENAQ, Holdings and the underwriters.	8-K	001-40743	10.2	8/12/22
10.7	Form of Subscription Agreement.	8-K	001-40743	10.3	8/12/22
10.8	Tax Receivable Agreement, dated February 15, 2023, by and among Verde Clean Fuels, Inc. and the persons named therein.	8-K	001-40743	10.5	2/21/2023
10.9	A&R Registration Rights Agreement, dated February 15, 2023, by and among Verde Clean Fuels, Inc. and the persons named therein.	8-K	001-40743	10.6	2/21/2023
10.10	OpCo A&R LLC Agreement, including any Certificates of Designations.	8-K	001-40743	10.7	2/21/2023
10.11	Lock-Up Agreement, dated as of August 12, 2022.	8-K	001-40743	10.5	8/12/22
10.12	Equity Participation Right Agreement, dated as of February 13, 2023, by and among CENAQ, OpCo and Cottonmouth.	8-K	001-40743	10.4	2/14/2023
10.13	Lease Agreement, dated as of March 1, 2011, by and between Hillsborough Park, L.L.C. and Primus Green Energy.					X
10.14	First Amendment to the Lease Agreement, dated as of June 16, 2015, by and between Hillsborough Park, L.L.C. and Primus Green Energy (the “Lease Agreement”).					X
10.15	Second Amendment to the Lease Agreement, dated as of December 24, 2018, by and between Hillsborough Park, L.L.C. and Primus Green Energy.					X
10.16	Third Amendment to the Lease Agreement, dated as of December, 2019 by and between Hillsborough Park, L.L.C. and Primus Green Energy.					X
10.17	Fourth Amendment to the Lease Agreement, dated as of December 29, 2020, by and between Hillsborough Park, L.L.C. and Bluescape Clean Fuels, LLC.					X
10.18	Fifth Amendment to the Lease Agreement, dated as of December 20, 2021, by and between Hillsborough Park, L.L.C. and Bluescape Clean Fuels, LLC.					X
10.19	Sixth Amendment to the Lease Agreement, dated as of January 4, 2023, by and between Hillsborough Park, L.L.C. and Bluescape Clean Fuels, LLC.					X
10.20	Promissory Note, dated February 15, 2023, issued to the CENAQ Sponsor by Verde Clean Fuels.					X
16.1	Letter from Marcum LLP to the SEC dated February 15, 2023.	8-K	001-40743	16.1	2/21/2023
21.1	List of subsidiaries.	8-K	001-40743	21.1	2/21/2023
24	Power of Attorney (included on signature pages of this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023	Verde Clean Fuels, Inc.

	By:	/s/ Ernest Miller
	Name:	Ernest Miller
	Title:	Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Ernest Miller as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ernest Miller	Chief Executive Officer and Interim Chief Financial Officer	March 31, 2023
Ernest Miller	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Ron Hulme	Chairman of the Board	March 31, 2023
Ron Hulme

/s/ Martijn Dekker	Director	March 31, 2023
Martijn Dekker

/s/ Curtis Hébert, Jr.	Director	March 31, 2023
Curtis Hébert, Jr.

/s/ Duncan Palmer	Director	March 31, 2023
Duncan Palmer

/s/ Jonathan Siegler	Director	March 31, 2023
Jonathan Siegler

/s/ Dail St. Claire	Director	March 31, 2023
Dail St. Claire

/s/ Graham van’t Hoff	Director	March 31, 2023
Graham van’t Hoff