Form 10-Q
period 2023-03-31
Verde Clean Fuels, Inc.
filed 2023-05-16
CIK 1841425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

CENAQ Energy Corp.

4550 Post Oak Place Dr., Suite 300

Houston, TX 77027

(Former name or former address, if changed since last report)

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

There were 9,358,620 shares of Class A common stock and 22,500,000 shares of Class C common stock of the registrant outstanding on May 10, 2023.

i

Item 1. Financial Statements

VERDE CLEAN FUELS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$34,807,815	$463,475
Restricted cash	100,000	-
Prepaid expenses	1,571,318	113,676
Deferred transaction costs	-	3,258,880
Deferred financing costs	28,847	6,277
Total current assets	36,507,980	3,842,308

Non current assets:
Security deposits	258,000	258,000
Property, plant and equipment, net	6,834	7,414
Operating lease right-of-use assets, net	268,085	323,170
Finance lease right of use assets, net	5,432,847	-
Intellectual patented technology	1,925,151	1,925,151
Total Non-current assets	7,890,917	2,513,735
Total assets	$44,398,897	$6,356,043

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$242,804	$2,857,223
Accrued liabilities	995,344	762,119
Operating lease liabilities – current portion	182,885	237,970
Finance lease liabilities – current portion	188,034	-
Notes payable – insurance premium financing	7,444	11,166
Promissory note – related party	409,279	-
Income taxes payable	312,446	-
Total Current liabilities	2,338,236	3,868,478

Non-current liabilities:
Contingent consideration	-	1,299,000
Other accrued expenses – long term	1,587,975	-
Operating lease liabilities	85,200	85,200
Finance lease liabilities – long term	5,268,768	-
Total Non-liabilities	6,941,943	1,384,200
Total liabilities	$9,280,179	$5,252,678

Stockholders’ equity
Intermediate Member’s Equity	$-	$12,775,902
Class A common stock, par value $0.0001 per share, 9,358,620 shares issued and outstanding as of March 31, 2023	936	-
Class C common stock, par value $0.0001 per share, 22,500,000 shares issued and outstanding as of March 31, 2023	2,250	-
Additional paid in capital	33,924,078	-
Accumulated deficit	(21,753,603)	(11,672,537)
Noncontrolling interest	22,945,057	-

Total stockholders’ equity	35,118,718	1,103,365

Total liabilities and stockholders’ equity	$44,398,897	$6,356,043

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VERDE CLEAN FUELS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-months ended	Three-months ended
	March 31, 2023	March 31, 2022
General and administrative expenses	$4,333,465	$1,328,035
Contingent Consideration	(1,299,000)	-
Research and development expenses	82,662	97,242
Total Operating (income) loss	3,117,127	1,425,277

Provision for income taxes	-	-

Net income (net loss)	(3,117,127)	(1,425,277)
Net income (loss) attributable to noncontrolling interest	(2,542,666)	-
Net income (loss) attributable to Verde Clean Fuels, Inc.	$(574,461)	$(1,425,277)

Earnings per share
Weighted average Class A common stock outstanding, basic and diluted	6,124,245	N/A
Loss per Share of Class A common stock	$(0.09)	N/A

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VERDE CLEAN FUELS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Statement of Stockholders’ Equity for the Three months ending March 31, 2023

	Member’s	Preferred stock		Class A Common		Class C Common		Additional Paid In	Accumulated	Non controlling	Total Stockholders’
	Equity	Shares	Values	Shares	Values	Shares	Values	Capital	Deficit	Interest	Equity
Balance - December 31, 2022	$9,500,000	-	$-	-	-	-	$-	$3,275,901	$(11,672,536)	$-	$1,103,365
Retroactive application of recapitalization					936		$2,573	(3,509)			0
Adjusted beginning balance	9,500,000	-	-		936		2,573	3,272,392	(11,672,536)		1,103,365
Reversal of Intermediate original equity	(9,500,000)				(936)		(2,573)	$(3,272,392)	11,672,536		(1,103,365)

Recapitalization transaction		-	-	9,358,620	936	22,500,000	2,250	15,391,286	(4,793,142)	25,487,723	36,089,053
Class A Sponsor earn out shares								5,792,000	(5,792,000)		-
Class C Sponsor earn out shares								10,594,000	(10,594,000)		-
Stock-based compensation	-	-	-					2,146,792			2,146,792
Net income (loss)	-	-	-						(574,461)	(2,542,666)	(3,117,127)
Balance - March 31, 2023	$-	-	$-	9,358,620	936	22,500,000	$2,250	$33,924,078	$(21,753,603)	$22,945,057	$35,118,718

Statement of Member’s Equity for the Three Months Ending March 31, 2022

	Member’s Equity	Accumulated Deficit	Total Member’s Equity
Balance - December 31, 2021	$7,605,369	$(14,391,830)	$(6,786,461)
Capital contribution	1,250,000	-	1,250,000
Unit-based compensation expense	602,498	-	602,498
Net loss	-	(1,425,277)	(1,425,277)
Balance March 31, 2022	$9,457,867	$(15,817,107)	$(6,359,240)

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VERDE CLEAN FUELS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,117,127)	$(1,425,277)
Adjustments to reconcile net loss to net cash used in operating activities
Contingent consideration	(1,299,000)	-
Depreciation	580	2,714
Unit-based compensation expense	2,146,792	602,498
Finance lease amortization	36,463
Changes in operating assets and liabilities
Prepaid expenses	(1,457,643)	(1,433)
Accounts payable	51,810	91,493
Accrued liabilities	792,085	(45,898)
Net cash used in operating activities	(2,846,040)	(775,903)

Investing activities
Purchases of property, equipment and improvements	-	-
Net cash used in investing activities	-	-

Financing activities
PIPE proceeds	32,000,000	-
Cash received from Trust	19,031,516	-
Transaction expenses	(10,043,793)	-
BCF Holdings capital repayment	(3,750,000)	-
Repayments of notes payable - insurance premium financing	(3,719)	(3,069)
Repayments of the principal portion of finance lease liabilities	(12,508)	-
Deferred financing costs	(22,570)	-
Capital Contribution	-	1,250,000
Net cash provided by financing activities	37,198,926	1,246,931

Net change in cash and restricted cash	$34,352,886	$471,028
Cash, beginning of year	463,475	87,638
CENAQ operating cash balance acquired	91,454	-
Cash and restricted cash, end of year	34,907,815	558,666

Supplemental cash flows
Income tax payable (non-cash)	312,446	-
Non-cash impact of debt issuance through the business combination	409,279	-

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VERDE CLEAN FUELS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

On February 15, 2023 (the “Closing Date”), Verde Clean Fuels, Inc. (the “Company” or “Verde Clean Fuels”) finalized a business combination (“Business Combination”) pursuant to that certain business combination agreement, dated as of August 12, 2022 by and among CENAQ Energy Corp. (“CENAQ”), Verde Clean Fuels OpCo, LLC, a Delaware limited liability company and a wholly owned subsidiary of CENAQ(“OpCo”), , Bluescape Clean Fuels Holdings, LLC, a Delaware limited liability company, Bluescape Clean (“Holdings”) Fuels Intermediate Holdings, LLC, a Delaware limited liability company (“Intermediate”), and, solely with respect to Section 6.18 thereto, CENAQ Sponsor LLC (“Sponsor”). Immediately upon the completion of the Business Combination, CENAQ was renamed to Verde Clean Fuels, Inc. The Business Combination is documented in greater detail in Note 3.

Following the completion of the Business Combination, the combined company is organized in an “Up-C” structure and the only direct assets of Verde Clean Fuels, consists of equity interests in OpCo, whose only direct assets consists of equity interests in Intermediate. Immediately following the Business Combination, Verde Clean Fuels is the sole manager of and controls OpCo.

As of the year ended December 31, 2022, prior to the Business Combination, and up to the transaction close on February 15, 2023, Verde, previously CENAQ Acquisition Corp., was a blank check company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

Following the Business Combination, Verde Clean Fuels is a renewable energy company specializing in the conversion of synthesis gas, or syngas, derived from diverse feedstocks, such as biomass, municipal solid waste (“MSW”) and mixed plastics, as well as natural gas (including synthetic natural gas) and other feedstocks, into liquid hydrocarbons that can be used as gasoline through an innovative and proprietary liquid fuels technology, the STG+® process. Through Verde Clean Fuel’s STG+® process, Verde Clean Fuels converts syngas into Reformulated Blend-stock for Oxygenate Blending (“RBOB”) gasoline. Verde Clean Fuels is focused on the development of technology and commercial facilities aimed at turning waste and other bio-feedstocks into a usable stream of syngas which is then transformed into a single finished fuel, such as gasoline, without any additional refining steps. The availability of biogenic MSW and the economic and environmental drivers that divert these materials from landfills will enable us to utilize these waste streams to produce renewable gasoline from modular production facilities.

The Company is monitoring the ongoing COVID-19 pandemic, which has disrupted the global economy and financial markets. There is a significant amount of uncertainty about the length and severity of the consequences caused by the pandemic. While governmental and non-governmental organizations are engaging in efforts to combat the spread and severity of the COVID-19 pandemic and related public health issues, the full extent to which the outbreak of COVID-19 could impact the Company’s business, results of operations and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted. The Company has considered information available to it as of the date of issuance of these financial statements and has not currently experienced significant negative impact to its operations, liquidity or capital resources as a result of the COVID-19 pandemic.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of Intermediate included in the Current Report on Form 8-K/A filed on April 7, 2023 and are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. The results of operations for an interim period may not give a true indication of results for a full year.

Risks and uncertainties

The Company is currently in the development stage and has not yet commenced principal operations or generated revenue. The development of the Company’s projects are subject to a number of risks and uncertainties including, but not limited to, the receipt of the necessary permits and regulatory approvals, commodity price risk impacting the decision to go forward with the projects, the availability and ability to obtain the necessary financing for the construction and development of projects.

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

Principles of Consolidation

The Company’s policy is to consolidate all entities that the Company controls by ownership interest or other contractual rights giving the Company control over the most significant activities of an investee. The consolidated financial statements include the accounts of Verde Clean Fuels, and its subsidiaries OpCo, LLC, Intermediate, Bluescape Clean Fuels Employee Holdings, LLC, Bluescape Clean Fuels EmployeeCo., LLC, Bluescape Clean Fuels, LLC, and Maricopa Renewable Fuels I, LLC1. All intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has a restricted cash balance of $100,000 as of March 31, 2023 for a letter of credit which is included in the determination of cash and restricted cash in the Statement of Cash Flows. There were no other cash equivalents as of March 31, 2023, or December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of March 31, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

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

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid expenses, and accrued expenses are estimated to approximate the carrying values as of March 31, 2023, and December 31, 2022, due to the short maturities of such instruments.

Net Loss Per Common Stock

Subsequent to the Business Combination, the Company’s capital structure is comprised of shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”) and shares of Class C common stock, par value $0.0001 per share (the “Class C common stock”). Public shareholders, the Sponsor, and the investors in the private offering of securities of Verde Clean Fuels in connection with the Business Combination (the “PIPE Financing”) hold shares of Class A common stock and warrants, and Holdings owns shares of Class C common stock and Class C units of OpCo (the “Class C OpCo Units”). Class C common stock represents the right to cast one vote per share at the Verde Clean Fuels level, and carry no economic rights, including rights to dividends and distributions upon liquidation. Thus, Class C common stock are not participating securities per ASC 260-10-20. As the Class A common stock represent the only participating securities, the application of the two-class method is not required.

Antidilutive instruments including outstanding warrants and earn out shares were excluded from diluted earnings per share for the three-months ended March 31, 2023, because such instruments are contingently exercisable, the contingencies have not yet been met, and the inclusion of such instruments would be anti-dilutive. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the Accounting Standards Codification (“ASC”) 480 - Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815 - Derivatives and Hedging (“ASC 815”). Management’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period-end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, they are recorded at their initial fair value on the date of issuance and subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as a non-cash gain or loss in the statement of operations. The warrants meet the equity classification criteria.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment, as the CODM reviews financial information presented on a combined basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. The Company has elected to use the outside basis approach to measure the deferred tax assets or liabilities based on its investment in its subsidiaries without regard to the underlying assets or liabilities.

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023, and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

Reverse recapitalization

The Business Combination was accounted for according to a common control reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. This determination reflects Holdings holding a majority of the voting power of Intermediate’s pre and post Business Combination operations and Intermediate’s management team retaining similar roles at Verde Clean Fuels. Further, Holdings continues to have control of the board of directors through its majority voting rights.

Under the guidance in the Financial Accounting Standards Board (“FASB”) ASC 805, Business Combinations, for transactions between entities under common control, the assets, liabilities and noncontrolling interests of CENAQ and Intermediate are recognized at their carrying amounts on the date of the business combination. Under this method of accounting, CENAQ is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the business combination is treated as the equivalent of Intermediate issuing stock for the net assets of CENAQ, accompanied by a recapitalization. The net assets of Intermediate are stated at their historical value within the financial statements with no goodwill or other intangible assets recorded.

Property, Equipment, and Improvements

Property, equipment, and improvements are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset. The estimated useful lives of assets are as follows:

Computers, office equipment and hardware	3 – 5 years
Furniture and fixtures	7 years
Machinery and equipment	7 years
Leasehold improvements	Shorter of the lease term (including estimated renewals) or the estimated useful lives of the improvement

Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the accompanying statements of operations in the period realized.

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2023	December 31, 2022
Accrued bonuses	$96,738	$86,120
Accrued legal Fees	418,261	558,860
Accrued professional fees	416,797	107,022
Other Accrued Expenses	63,548	10,117
	$995,344	$762,119

Leases

The Company accounts for leases under Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The core principle of this standard is that a lessee should recognize the assets and liabilities that arise from leases, by recognizing in the consolidated balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. In accordance with the guidance of Topic 842, leases are classified as finance or operating leases, and both types of leases are recognized on the consolidated balance sheet.

Certain lease arrangements may contain renewal options. Renewal options are included in the expected lease term only if they are reasonably certain of being exercised by the Company.

The Company elected the practical expedient to not separate non-lease components from lease components for real-estate lease arrangements. The Company combines the lease and non-lease component into a single accounting unit and accounts for the unit under ASC 842 where lease and non-lease services are included in the classification of the lease and the calculation of the right-of-use asset and lease liability. In addition, the Company has elected the practical expedient to not apply lease recognition requirements to leases with a term of one year or less. Under this expedient, lease costs are not capitalized; rather, are expensed on a straight-line basis over the lease term. The Company’s leases do not contain residual value guarantees or material restrictions or covenants.

The Company uses either the rate implicit in the lease, if readily determinable, or the Company’s incremental borrowing rate for a period comparable to the lease term in order to calculate Net Present Value of the lease liability. The incremental borrowing rate represents the rate that would approximate the rate to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

Impairment of Intangible Assets

The Company’s intangible asset consists of its intellectual property and patented technology and is considered an indefinite lived intangible and is not subject to amortization. As of March 31, 2023, and December 31, 2022, the gross and carrying amount of this intangible asset was $1,925,151.

A qualitative assessment of indefinite-lived intangible assets is performed in order to determine whether further impairment testing is necessary. In performing this analysis, macroeconomic conditions, industry and market conditions are considered in addition to current and forecasted financial performance, entity-specific events and changes in the composition or carrying amount of net assets under the quantitative analysis, intellectual property and patents are tested.

During the three months ended March 31, 2023, and 2022, the Company did not record any impairment charges.

Impairment of Long-Term Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. During the three months ended March 31, 2023 and 2022, the Company did not record any impairment charges.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. The Company expects to be an emerging growth company at least through 2023. Prior to the Business Combination, CENAQ elected to irrevocably opt out of the extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company will adopt the new or revised standard when those standards are effective for public registrants.

Unit-Based Compensation

The Company applies ASC 718, Compensation — Stock Compensation (“ASC 718”), in accounting for unit-based compensation to employees. Service-based units compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. Performance-based unit compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is expensed over the requisite service period, based on the probability of achieving the performance goal, with changes in expectations recognized as an adjustment to earnings in the period of the change. If the performance goal is not met, no unit-based compensation expense is recognized and any previously recognized unit-based compensation expense is reversed. Forfeitures of service-based and performance-based units are recognized upon the time of occurrence.

Prior to closing of the Business Combination, certain subsidiaries of the Company, including Bluescape Clean Fuels Intermediate Holdings, LLC, were wholly-owned subsidiaries of Holdings. Holdings, which was outside of the Business Combination perimeter, had entered into several compensation related arrangements with management of Bluescape Clean Fuels Intermediate Holdings, LLC. Compensation costs associated with those arrangements were allocated by Holdings to Bluescape Clean Fuels Intermediate Holdings, LLC as the employees were rendering services to Bluescape Clean Fuels Intermediate Holdings, LLC. However, the ultimate contractual obligation related to these awards, including any future settlement, rested and continues to rest with Holdings.

On August 5, 2022, Holdings entered into an agreement with our management team whereby, all outstanding unvested Series A Incentive Units and Founder Incentive Units became fully vested on the closing of the Business Combination. As part of the agreement, the priority of distributions under the Series A Incentive Units and Founders Incentive Units was also revised such that participants receive 10% of distributions after a specified return to Holdings’ Series A Preferred Unit holders (instead of 20%). Series A Incentive Units refers to 800 incentive units issued by Holdings on August 7, 2020 to certain members of management of Intermediate in compensation for their services. Founder Incentive Units refers to 1,000 incentive units issued by Holdings on August 7, 2020 to certain members of management of Intermediate in compensation for their services.

In connection with the Close of the Business Combination, the Company accelerated the unvested service and performance-based units and recorded share-based payment expense of $2,146,792 during the three-months ended March 31, 2023. The share-based payment expense was included in general and administrative expenses for the three-month period ended March 31, 2023. Performance conditions for the performance-based Founder Incentive Units had not, and were unlikely to be met as of March 31, 2023. As such, no share-based compensation cost was recorded for these units.

Contingent Consideration

Holdings had an arrangement payable to the Company’s CEO and a consultant whereby a contingent payment could become payable in the event that certain return on investment hurdles were met within 5 years of the closing date of the Primus asset purchase. On August 5, 2022, Holdings entered into an agreement with the Company’s management and CEO whereby, if the Business Combination discussed below reaches closing, the Contingent Consideration as discussed below will be forfeited.

The Company did not recognize expense related to the contingent payments for the three months ended March 31, 2022.

The Business Combination closed on February 15, 2023, and therefore the contingent consideration arrangement was terminated and no payments were made. Thus, the Company reversed the entire $1,299,000 during the three months ended March 31, 2023.

NOTE 3 – BUSINESS COMBINATION

On August 12, 2022, the Company entered into a business combination agreement (the “Business Combination Agreement”) by and among CENAQ Energy Corp., Verde Clean Fuels OpCo, LLC, a Delaware limited liability company and a wholly owned subsidiary of CENAQ, Bluescape Clean Fuels Holdings, LLC, a Delaware limited liability company, Bluescape Clean Fuels Intermediate Holdings, LLC, a Delaware limited liability company, and CENAQ Sponsor LLC. The Company consummated the Business Combination on February 15, 2023 (the “Closing Date”).

Pursuant to the Business Combination Agreement, (i) (A) CENAQ contributed to OpCo (1) all of its assets (excluding its interests in OpCo and the aggregate amount of cash required to satisfy any exercise by CENAQ stockholders of their redemption rights (the “Redemption Rights”) and (2) the shares of Class C common stock (the “Holdings Class C Shares”) and (B) in exchange therefor, OpCo issued to CENAQ a number of Class A OpCo Units equal to the number of total shares of Class A common stock issued and outstanding immediately after the Closing (taking into account the PIPE Financing and following the exercise of Redemption Rights) (such transactions, the “SPAC Contribution”) and (ii) immediately following the SPAC Contribution, (A) Holdings contributed to OpCo 100% of the issued and outstanding limited liability company interests of Intermediate and (B) in exchange therefor, OpCo transferred to Holdings the Holdings OpCo Units and the Holdings Class C Shares. Holdings holds 22,500,000 OpCo Units and an equal number of shares of Class C common stock.

Pursuant to ASC 805 – Business Combinations (“ASC 805”), the Business Combination is accounted for as a common control reverse recapitalization where Intermediate is deemed the accounting acquirer and the Company is treated as the accounting acquiree, with no goodwill or other intangible assets recorded, in accordance with GAAP. The Business Combination is not treated as a change in control of Intermediate. This determination reflects Holdings holding a majority of the voting power of Verde Clean Fuels, Intermediate’s Pre-Business Combination operations being the majority post-Business Combination operations of Verde Clean Fuels, and Intermediate’s management team retaining similar roles at Verde Clean Fuels. Further, Holdings continues to have control of the Board of Directors through its majority voting rights. Under ASC 805, the assets, liabilities, and noncontrolling interests of Intermediate are recognized at their carrying amounts on the date of the Business Combination.

The Business Combination includes:

●

Holdings contributing 100% of the issued and outstanding limited liability company interests of Intermediate to OpCo in exchange for 22,500,000 Class C OpCo Units and an equal number of shares of Class C common stock;

●	The issuance and sale of 3,200,000 shares of Class A common stock for a purchase price of $10.00 per share, for an aggregate purchase price of $32,000,000 in the PIPE Financing pursuant to the Subscription Agreements;

●	Delivery of $19,031,516 of proceeds from CENAQ’s Trust Account related to non-redeeming Holders of 1,846,120 of Class A common stock; and

●	Repayment of $3,750,000 of capital contributions made by Holdings since December 2021 and payment of $10,043,793 of transaction expenses including deferred underwriting fees of $1,700,000;

The following summarizes the Verde Clean Fuels Common Stock outstanding as of February 15, 2023. The percentage of beneficial ownership is based on 31,858,620 shares of Company’s Class A common stock and Class C common stock issued and outstanding as of February 15, 2023.

	Shares	% of Common Stock
CENAQ Public Stockholders(a)	1,846,120	5.79%
Holdings(b)	23,300,000	73.14%
New PIPE Investors (excluding Holdings)(c)	2,400,000	7.53%
Sponsor and Anchor Investors(d)	1,078,125	3.39%
Sponsor Earn Out shares(e)	3,234,375	10.15%
Total Shares of Common Stock at Closing	31,858,620	100.00%
Earn Out Equity shares(f)	3,500,000
Total diluted shares at Closing (including shares above)(g)	35,358,620

(a)	CENAQ Public Stockholders holding 15,403,880 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Excludes 189,750 Underwriters Forfeited Shares owned by Imperial Capital, LLC and I-Bankers Securities, Inc. that were forfeited as of Closing pursuant to the Underwriters Letter.
(b)	Includes (i) 22,500,000 shares of Class C common stock issued to Holdings at Closing, representing 100% of the shares of Class C common stock outstanding as of February 15, 2023, and (ii) 800,000 shares of Class A common stock acquired by Holdings in the PIPE Financing.
(c)	Excludes 800,000 shares of Class A common stock acquired by Holdings in the PIPE Financing.
(d)	Includes 253,125 and 825,000 shares of Class A common stock issued to the Sponsor and Anchor Investors, respectively, upon conversion of a portion of their current Class B common stock at Closing.
(e)	Includes 3,234,375 shares of Class A common stock issued to the Sponsor that are subject to forfeiture pursuant to the Sponsor Letter. These shares will no longer be subject to forfeiture upon the occurrence of the Triggering Events. Excludes 2,475,000 shares of Class A common stock issuable upon the exercise of the Private Placement Warrants held by Sponsor.
(f)	Includes 3,500,000 shares of Class C common stock issuable to Holdings upon the occurrence of the Triggering Events.
(g)	Excludes 12,937,479 and 2,475,000 shares of Class A common stock issuable upon the exercise of the Public Warrants and Private Placement Warrants, respectively.

Total proceeds raised from the business combination were $37,329,178 consisting of $32,000,000 in PIPE Financing proceeds, $19,031,516 from the CENAQ trust, and $91,454 from the CENAQ operating account offset by $10,043,793 in transaction expenses which were recorded as a reduction to additional paid in capital, and offset by a $3,750,000 capital repayment to Holdings.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company follows FASB ASC subtopic 850-10, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Prior to the Business Combination, the Company entered into multiple loan arrangements with related parties as further discussed below.

In connection with the Closing, and based on the $158,797,476 of redemptions, the Sponsor was due $184,612 under a promissory note. At closing, Sponsor was also due $100,000 and $125,000 under two separate promissory notes (that were created to provide working capital to SPAC operations prior to closing of the business combination). However, on February 15, 2023, in lieu of repayment of these promissory notes, the Company entered into a new promissory note with the Sponsor totaling $409,612 (“New Promissory Note”). The New Promissory Note, cancels and supersedes all prior promissory notes. The New Promissory note is non-interest bearing and the entire principal balance of the New Promissory Note is payable on or before February 15, 2024. The New Promissory Note is payable at Verde Clean Fuel’s election in cash or in Class A common stock at a conversion price of $10.00 per share.

Subsequent to the Business Combination, in addition to the New Promissory Note with the Sponsor, the combined company has a related party relationship with Holdings whereby Holdings holds a majority ownership in the Company via voting shares and has control of the Board of Directors. Further, Holdings possesses 3,500,000 earn out shares.

NOTE  5 – COMMITMENTS AND CONTINGENCIES

Leases

The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases, by recognizing in the consolidated balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. In accordance with the guidance of Topic 842, leases are classified as finance or operating leases, and both types of leases are recognized on the consolidated balance sheet.

The Company determines if an arrangement is, or contains, a lease at inception based on whether that contract conveys the right to control the use of an identified asset in exchange for consideration for a period of time. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. For all lease arrangements with a term of greater than 12-months, the Company presents at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

The Company leases office space and other office equipment under operating lease arrangements, with initial terms greater than twelve months. The lease was extended until 2024. Office space is leased to provide adequate workspace for all employees in disclose location. The office space lease is accounted for as an operating lease.

In October of 2022, the Company entered into a 25-year land lease in Maricopa, Arizona with the intent of building a biofuel processing facility. The commencement date of the lease is in February of 2023 as control of the identified asset did not transfer to the Company on the effective date of the lease. As such, the Company did not record a ROU asset nor a lease liability as of December 31, 2022, specific to the land lease. Construction of the facility is expected to commence in fiscal year 2024 and the Company expects to incur an asset retirement obligation throughout the construction period as the Company is obligated to return the land to its original state upon exit of the lease. The fair value of the asset retirement obligation is zero as of March 31, 2023 and December 31, 2022, as construction has not commenced. The present value of the minimum lease payments exceeds the fair value of the land, and, accordingly, the lease is classified as a finance lease under ASC 842. The lease expires in 2047 and contains a single four-year renewal option. The exercise of the lease renewal is at the Company’s discretion; however, management is not reasonably expected to exercise the option; thus, the option is not included within the lease term. Renewal periods are included in the expected lease term only if they are reasonably certain of being exercised by the Company.

The Company elected the practical expedient for real estate lease arrangements to not separate non-lease components from lease components as the lease component is the predominant element. Under the practical expedient, as a lessee, the Company combines the lease and non-lease component into a single accounting unit and accounts for the unit under ASC 842. As such, lease and non-lease services are included in the classification of the lease and the calculation of the right-of-use asset and lease liability. In addition, the Company has elected the practical expedient to not apply lease recognition requirements to leases with a term of one year or less. Under this expedient, lease costs are not capitalized; rather, are expensed on a straight-line basis over the lease term. The Company’s leases do not contain residual value guarantees or material restrictions or covenants.

The Company uses either the rate implicit in the lease, if readily determinable, or the Company’s incremental borrowing rate for a period comparable to the lease term in order to calculate Net Present Value of the lease liability. The incremental borrowing rate represents the rate that would approximate the rate to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

Supplemental information related to operating lease arrangements was as follows:

Lease costs for the three-months ended March 31, 2023.

Lease Cost	Statements of Operations Classification	Three Months Ended March 31, 2023
Finance lease cost
Amortization of right-of-use assets	General and administrative expense	36,462
Interest on lease liabilities	General and administrative expense	67,825
Total finance lease cost	General and administrative expense	104,287
Operating lease cost	General and administrative expense	60,179
Variable lease cost	General and administrative expense	35,146
Total lease cost		$199,613

Lease costs for the three-months ended March 31, 2022.

Lease Cost	Statements of Operations Classification	Three Months Ended March 31, 2022
Operating lease cost	General and administrative expense	58,030
Variable lease cost	General and administrative expense	38,947
Total lease cost		$96,977

Five year table, operating and finance leases as of March 31, 2023.

	As of March 31, 2023
	Operating	Finance
Maturity of lease liabilities
2023	$192,000	$361,500
2024	85,970	482,000
2025	-	482,000
2026	-	482,000
thereafter	-	10,122,001
Total future minimum lease payments	277,970	11,929,501
Less: interest	(9,885)	(6,512,867)
Present value of lease liabilities	$268,085	$5,416,634

	Three months ended	Three months ended
Operating lease - supplemental information	March 31, 2023	March 31, 2022
Right-of-use assets obtained in exchange for operating lease	$268,085	$250,841
Remaining lease term - operating lease	1.08 years	1.08 years
Discount rate - operating lease	7.50%	7.50%

	Three months ended	Three months ended
Finance lease - supplemental information	March 31, 2023	March 31, 2022
Right-of-use assets	$5,432,847	-
Remaining lease term - finance lease	24.75 years	-
Discount rate - finance lease	7.50%	-

Contingencies

The Company is not party to any litigation.

NOTE 6 – PROPERTY, EQUIPMENT AND IMPROVEMENTS

Major classes of property, equipment, and improvements are as follows:

	March 31, 2023	December 31, 2022
Computers, office equipment and hardware	$11,461	$11,461
Furniture and fixtures	1,914	1,914
Machinery and equipment	36,048	36,048

Property, equipment, and improvements	49,423	49,423
Less; accumulated depreciation	42,589	42,009

Property, equipment and improvements, net	$6,834	$7,414

Depreciation expense was $580 and $2,714 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 7 – STOCKHOLDER’S EQUITY

Earn-out consideration

Earnout Shares potentially issuable as part of the Business Combination are recorded within equity as the instruments are deemed to be indexed to the Company’s common stock and met the equity classification criteria under ASC 815-40-25. Earnout Shares contain market conditions for vesting and were awarded to eligible shareholders, as described further below, and not to current employees.

As consideration for the contribution of the equity interests in Intermediate, Holdings received earnout consideration (“Holdings earnout”) of 3,500,000 shares of Class C common stock and a corresponding number of Class C OpCo Units subject to vesting with the achievement of separate market conditions. One half of the Holdings earnout shares will meet the market condition when the volume-weighted average share price (“VWAP”) of the Class A Common stock is greater than or equal to $15.00 for any 20 trading days within any period of 30 consecutive trading days within five years of the closing date. The second half will vest when the VWAP of the Class A Common stock is greater than or equal to $18.00 over the same measurement period.

Additionally, the Sponsor received earnout consideration (“Sponsor earnout”) of 3,234,375 shares of Class A common stock subject to forfeiture which will no longer be subject to forfeiture with the achievement of separate market conditions (the “Sponsor Shares”). One half of the Sponsor earnout will no longer be subject to forfeiture if the VWAP of Class A common stock is greater than or equal to $15.00 for any 20 trading days within any period of 30 consecutive trading days within five years of the closing date. The second half will no longer be subject to forfeiture when the VWAP of the Class A common stock is greater than or equal to $18.00 over the same measurement period.

Notwithstanding the forgoing, the Holdings earnout and Sponsor earnout shares will vest in the event of a sale of the Company at a price that is equal to or greater than the redemption price payable to the buyer of the company. The earn out consideration was issued in connection with the Business Combination on February 15, 2023. Holding earn out shares are neither issued nor outstanding as of March 31, 2023 as the performance requirements for vesting were not achieved. All Sponsor Shares granted in connection with the Business Combination are issued and outstanding as of March 31, 2023. Sponsor Shares subject to forfeiture pursuant to the above terms that do not vest in accordance with such terms shall be forfeited.

The grant-date fair value of the Earnout Shares attributable to Holdings and the Sponsor, using a Monte Carlo simulation model, was $10,594,000, and $5,791,677, respectively. The following table provides a summary of key inputs utilized in the valuation of the Earnout Shares as of February 15, 2023:

Inputs	February 15, 2023
Expected volatility	50.00%
Expected dividends	0%
Remaining expected term (in years)	4.88 years
Risk-free rate	4.7%
Discount Rate (WACC)	14.7%
Payment Probability	12.6% to 18.3% based on triggering event

The earnout arrangements are akin to a distribution to our shareholders, similar to the declaration of a pro rata dividend, and the fair value of the shares are a reduction to retained earnings.

Based on the Class A common stock trading price the market conditions were not met and no Earnout Shares vested as of March 31, 2023.

Share-based compensation

The Company follows the provisions of FASB ASC Topic 718, Compensation — Stock Compensation, as applicable to incentive units and the Company’s recognition of compensation expense.

Prior to closing of the business combination, certain subsidiaries of the Company, including Intermediate, were wholly-owned subsidiaries of Holdings. Holdings, which was outside of the business combination perimeter, had entered into several compensation related arrangements with management of Intermediate. Compensation costs associated with those arrangements were allocated by Holdings to Intermediate as the employees were rendering services to Intermediate. However, the ultimate contractual obligation related to these awards, including any future settlement, rested and continues to rest with Holdings.

The Holdings equity compensation instruments consisted of 1,000 authorized and issuable Series A Incentive Units and 1,000 authorized and issuable Founder Incentive Units. Both Series A Incentive Unit holders and Founders Incentive Unit holders participated in earnings and distributions after a specified return to the Series A Preferred Unit holders. The Series A Incentive Units were deemed to be Service-Based awards under ASC 718 due to vesting conditions. Vesting of the service-based units was to occur in equal installments of 25% on each of the first through fourth anniversaries of the August 7, 2020 grant date subject to the participant’s continuous service through such dates. The Founder Incentive Units were deemed to be Performance-Based based units as no vesting conditions existed.

The Company classified these units as equity awards and measured their fair value at the grant date. The fair value of each award was estimated on the grant date using a Black-Scholes option valuation model that used the assumptions noted below and other valuation techniques. Expected volatility was based on historical volatility for guideline public companies that operate in the Company’s industry. The expected term of awards granted represents management’s estimate for the number of years until a liquidity event as of the grant date. The risk-free rate for the period of the expected term was based on the U.S. Treasury yield curve in effect at the time of grant. In addition, management considered the distribution priority schedule or “waterfall calculation” in its estimation process.

There were 800 Series A Incentive Units granted by Holdings in August of 2020 and 600 and 400 were unvested as of December 31, 2021 and 2022, respectively. As the award recipients resided on subsidiaries of Intermediate and provided service to the Company, the Company recognized $602,498 of compensation expense related to the awards during the three months ended March 31, 2022.

There were 1,000 Founder Incentive Units issued in August of 2020 by Holdings and 1,000 were unvested as of December 31, 2021 and 2022, respectively. No compensation expense was recorded related to these awards during the three months ended March 31, 2022 as performance conditions had not, and were unlikely to be met.

On August 5, 2022, certain amendments to the existing Series A Incentive Units and Founder Incentive Units were made whereby all outstanding unvested Series A Incentive Units and Founders Incentive Units would become fully vested upon completion of the Business Combination. Additionally, as part of the amendment to these agreements, the priority of distributions under the Series A Incentive Units and Founders Incentive Units was also revised such that participants receive 10% of distributions after a specified return to BCF Holdings’ Series A Incentive Unit holders (instead of 20%). The modifications to the Series A Incentive Units and Founders Units did not result in any incremental unit-based compensation expense in connection with the August 2022 modification.

In connection with the closing of the Business Combination, and as a result of the August 5, 2022 amendments, all of the outstanding and unvested the Series A Incentive Units and Founder Incentive Units became fully vested. As such, the Company accelerated the remaining service-based share-based payment expense related to these awards of $2,146,792. The share-based payment expense was included in general and administrative expenses for the three-month period ended March 31, 2023. Performance conditions for the performance-based Founder Incentive Units had not, and were unlikely to be met as of March 31, 2023. As such, no share-based compensation cost was recorded for these units.]2

Recast of Intermediate Equity

The Business Combination was structured as a reverse merger and recapitalization which results in a common control arrangement where Holdings, the party that controls the reporting entity prior to the Business Combination, continues to control the Company immediately after the Business Combination. As such, there is not a new basis of accounting and the financial statements of the combined company represent a continuation of the financial statements of Intermediate where assets and liabilities of Intermediate continue to be reported at historical value. However, the reverse recapitalization requires a recast of Intermediate’s equity and EPS and is adjusted to reflect the par value of the outstanding capital stock of CENAQ. For periods before the reverse recapitalization, shareholders’ equity of Intermediate is presented based on the historical equity of Intermediate restated using the exchange ratio to reflect the equity structure of CENAQ.

Management evaluated the impact of the number of shares issued by CENAQ to affect the Business Combination in exchange for the shares of Intermediate (“the exchange ratio”) and concluded the recast of historical equity based on the exchange ratio did not result in a significant impact to historical equity. Management recorded a $3,509 increase to Class A common stock with an offset to additional paid in capital.

NOTE 8 – WARRANTS

There are 15,412,479 warrants currently outstanding, including 12,937,479 public warrants and 2,475,000 Private Placement Warrants. Each warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of our initial business combination. However, no warrants will be exercisable for cash unless we have an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Class A common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the public warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of Class A common stock for the 5 trading days ending on the trading day prior to the date of exercise. The warrants will expire on the fifth anniversary of our completion of an initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

We may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

●	at any time after the warrants become exercisable;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

●	if, and only if, the reported last sale price of the shares of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30-trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The Private Placement Warrants, as well as warrants the Company issued to the Sponsor, officers, directors, initial stockholders or their affiliates in payment of Working Capital Loans made to the Company, are identical to the public warrants issued in connection with the CENAQ initial public offering.

NOTE 9 – INCOME TAX

Intermediate was historically and remains a disregarded subsidiary of a partnership for U.S. federal income tax purposes with each partner being separately taxed on its share of taxable income or loss. Verde Clean Fuels is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of any net taxable income or loss and any related tax credits of OpCo.

The effective tax rate was 0% for the three months ended March 31, 2023. The effective income tax rate differed significantly from the statutory rates, primarily due to the losses allocated to NCI and the recognition of a valuation allowance as a result of the Company’s new tax structure following the Business Combination.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at Verde as of March 31, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. federal, state and local income tax returns that may be subject to audit in future periods. No U.S. federal, state and local income tax returns are currently under examination by the respective taxing authorities.

For the year ended December 31, 2022, CENAQ’s former Trust assets were invested in income generating US Treasury bills. As a result of the investment income, $312,446 of estimated Federal income taxes payable survived the Business Combination and remained on the Company’s balance sheets as of March 31, 2023.

The Company’s net deferred tax assets are as follows:

March 31, 2023
Deferred tax asset
Outside basis difference in partnership investment	$8,240,626
Organizational costs / startup expenses	195,311
Accrued Interest - Trust	(119,186)
Federal Net Operating loss	49,145
Total deferred tax asset	8,365,896
Valuation allowance	(8,365,896)
Deferred tax asset, net of allowance	$0

As of March 31, 2023, and December 31, 2022, the Company had $234,026 and $0, respectively of U.S. federal operating loss carryovers available to offset future taxable income, which do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. As of December 31, 2022, the valuation allowance on deferred tax assets was $0.

Reconciliations of the federal income tax rate to the Company’s effective tax rate as of March 31, 2023, and year-ended December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Permanent Book/Tax Differences	(5.60)%	0.0%
Pass-through income – not taxable	(2.63)%	-
Deferred tax impact of acquisition of Bluescape	1,231.65%	-
Change in valuation allowance	(1,244.42)%	(21.0)%
Income tax provision	-%	—%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the taxing authorities.

Tax receivable agreement

On the Closing Date, in connection with the consummation of the Business Combination and as contemplated by the Business Combination Agreement, Verde Clean Fuels entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Holdings (together with its permitted transferees, the “TRA Holders,” and each a “TRA Holder”) and the Agent (as defined in the Tax Receivable Agreement). Pursuant to the Tax Receivable Agreement, Verde Clean Fuels is required to pay each TRA Holder 85% of the amount of net cash savings, if any, in U.S. federal, state and local income and franchise tax that Verde Clean Fuels actually realizes (computed using certain simplifying assumptions) or is deemed to realize in certain circumstances in periods after the Closing as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of Verde Clean Fuels’ acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Class C OpCo Units pursuant to the exercise of the OpCo Exchange Right, a Mandatory Exchange or the Call Right (each as defined in the Amended and Restated LLC Agreement of OpCo) and (ii) imputed interest deemed to be paid by Verde Clean Fuels as a result of, and additional tax basis arising from, any payments Verde Clean Fuels makes under the Tax Receivable Agreement. Verde Clean Fuels will retain the benefit of the remaining 15% of these net cash savings. The Tax Receivable Agreement contains a payment cap of $50,000,000, which applies only to certain payments required to be made in connection with the occurrence of a change of control. The Payment Cap would not be reduced or offset by any amounts previously paid under the Tax Receivable Agreement or any amounts that are required to be paid (but have not yet been paid) for the year in which the change of control occurs or any prior years.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company does not have assets or liabilities that are measured at fair value on a recurring basis as earn out shares, public warrants, and private placement warrants are equity classified. The Company measured the contingent consideration as of December 31, 2022 using level 3 inputs and valued the contingent consideration at $1,299,000.

NOTE 11 – LOSS PER SHARE

Prior to the reverse recapitalization in connection with the Closing, all net loss was attributable to the noncontrolling interest. For the periods prior to February 15, 2023, earnings per share was not calculated because net income prior to the Business Combination was attributable entirely to Intermediate. Further, prior to the consummation of the Business Combination, the Intermediates ownership structure included equity interests held solely by Holdings. The Company analyzed the calculation of earnings per share for comparative periods presented and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, the earnings per share information has not been presented for the three-months ended March 31, 2022.

Basic net loss per share has been computed by dividing net loss attributable to class A common shareholders for the period subsequent to the business combination by the weighted average number of shares of common stock outstanding for the same period. Diluted earnings per share of Class A common stock were computed by dividing net loss available to the Company by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

The Company’s potentially dilutive securities, which include warrants, Holdings and Sponsor earn-out shares, and convertible debt have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The following table sets forth the computation of net loss used to compute basic net loss per share of Class A common stock for the period ended March 31, 2023.

Three months ended March 31, 2023
Net income (loss)	$(574,461)
Basic weighted-average shares outstanding	6,124,245
Dilutive effect of share-based awards	-
Diluted weighted-average shares outstanding	6,124,245
Basic income per share	(0.09)
Diluted income per share	(0.09)

The Company’s stock options, warrants, and earnouts could have the most significant impact on diluted shares should the instruments represent dilutive instruments. However, securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an antidilutive effect on per share amounts.

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

Three months ended,
March 31, 2023
Public warrants	12,937,479
Private placement warrants	2,475,000
Earnout Shares	3,234,375
Convertible debt	40,963
Total antidilutive instruments	18,687,817

As a result of incurring a net loss for the three months ended March 31, 2023, 18,687,817 potential anti-dilutive common shares were excluded from the above earnings per share calculation.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date which the financial statements were issued.

Employment Agreements

The Company entered into employment agreements with each of Ernest Miller and John Doyle on April 12, 2023 (respectively, the “Miller Agreement” and the “Doyle Agreement”, and collectively, the “Agreements”). The Agreements each provide for an initial four-year term ending on February 15, 2027 (the “Initial Term”).

The Miller Agreement provides for, among other things, (i) an annualized base salary of $508,000, (ii) eligibility to receive an annual cash incentive bonus in an amount up to 75% of his then-applicable base salary, based upon the achievement of certain performance objectives established by the Board at its sole discretion, which goals may extend over multiple years, (iii) participation in the Company’s employee benefit and welfare plans, and (iv) an initial option grant under the Company’s 2023 Omnibus Incentive Plan (the “2023 Plan”) with an aggregate grant date fair value of $889,000, which will have an exercise price per share equal to the greater of (a) $11.00 per-share or (b) the per-share trading price of the Company common stock on the date of grant. Pursuant to the Miller Agreement, if Mr. Miller’s employment is terminated by the Company during the Initial Term without “cause” (and other than as a result of his death or disability) or if Mr. Miller resigns for “good reason” (each as defined in the Miller Agreement), Mr. Miller will receive, subject to his execution and non-revocation of a release of claims against the Company and his continued compliance with restrictive covenants: (I) a cash severance payment equal to 1.5 times his then-current base salary, payable in substantially equal installments over a period of 18 months, and (II) a cash severance payment equal to 2.625 times his then-current base salary, payable in a lump sum within 60 days following the termination date, if such qualifying termination occurs within 24 months following a Change in Control (as defined in the 2023 Plan).

The Doyle Agreement provides for, among other things, (i) an annualized base salary of $400,000, (ii) eligibility to receive an annual cash incentive bonus in an amount up to 50% of his then-applicable base salary, based upon the achievement of certain performance objectives established by the Board at its sole discretion, which goals may extend over multiple years, (iii) participation in the Company’s employee benefit and welfare plans, and (iv) an initial option grant under the 2023 Plan with an aggregate grant date fair value of $600,000, which will have an exercise price per share equal to the greater of (a) $11.00 per-share or (b) the per-share trading price of the Company common stock on the date of grant. Pursuant to the Doyle Agreement, if Mr. Doyle’s employment is terminated by the Company during the Initial Term without “cause” (and other than as a result of his death or disability) or if Mr. Doyle resigns for “good reason” (each as defined in the Doyle Agreement), Mr. Doyle will receive, subject to his execution and non-revocation of a release of claims against the Company and his continued compliance with restrictive covenants: (I) a cash severance payment equal to 1.5 times his then-current base salary, payable in substantially equal installments over a period of 18 months, and (II) a cash severance payment equal to 2.25 times his then-current base salary, payable in a lump sum within 60 days following the termination date, if such qualifying termination occurs within 24 months following a Change in Control.

Following the expiration of the Initial Term, the employment relationship will continue on an “at-will” basis, and the Company will have no obligation to provide the severance benefits described above upon any termination of employment. Additionally, the Agreements contain certain restrictive covenants regarding confidential information, non-competition, non-solicitation, and non-disparagement.

In connection with the Business Combination, we adopted the 2023 Plan. The 2023 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards to our employees (including our Named Executive Officers), consultants and directors and is intended to align the interests of our service providers with those of our stockholders. We granted stock option awards to our management team (including our Named Executive Officers, consistent with the terms of the Agreements described above) in April 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Verde Clean Fuels, Inc. (formerly known as CENAQ Energy Corp.). References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special note regarding forward-looking statements

This Quarterly Report includes “forward-looking statements” for the purposes of federal securities laws that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors contained in this Form 10-Q. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Formation

On July 29, 2020, Green Energy Partners, Inc. (“GEP”), formed by the Chief Executive Officer of Intermediate, and an additional individual (the “Founders”), entered into an asset purchase agreement with Primus Green Energy, Inc. (“Primus”) to purchase the assets of Primus. The assets under the asset purchase agreement included a demonstration facility, a laboratory, office space, and intellectual property including the patented STG+ process technology.

GEP then assigned its rights under the asset purchase agreement to a newly formed subsidiary of Intermediate. Immediately following the closing of the asset purchase agreement, the Founders sold 100% of their membership interests to BEP Clean Fuels Holdings, LLC, a Delaware limited liability company (“BEP”) in exchange for agreeing to make the payments under the asset purchase agreement as well as other capital contributions and a contingent payment. BEP ultimately contributed the membership interests to Intermediate. Intermediate holds the acquired assets through Bluescape Clean Fuels, LLC. Since acquiring the assets from Primus, we have developed the use and application of the technology acquired to focus on the renewable energy industry.

The Transactions

We entered into the Business Combination Agreement with CENAQ on August 12, 2022. Pursuant to the Business Combination Agreement, and based on approval by CENAQ’s shareholders, (i) (A) CENAQ contributed to OpCo (1) all of its assets (excluding its interests in OpCo and the aggregate amount of cash required to satisfy any exercise by CENAQ stockholders of their redemption rights SPAC Stockholder Redemption Amount) and (2) the Holdings Class C Shares and (B) in exchange therefor, OpCo issued to CENAQ a number of Class A OpCo Units equal to the number of total shares of Class A Common Stock issued and outstanding immediately after the Closing (taking into account the PIPE Financing and following the exercise of Redemption Rights) and (ii) immediately following the SPAC Contribution, (A) Holdings contributed to OpCo 100% of the issued and outstanding limited liability company interests of Intermediate and (B) in exchange therefor, OpCo transferred to Holdings (1) the Holdings OpCo Units and the Holdings Class C Shares. After giving effect to the business combination, Holdings holds 22,500,000 OpCo Units and an equal number of shares of Class C Common Stock.

The Business Combination was accounted for as a common control reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. The Business Combination was not treated as a change in control of Intermediate. This determination reflects Holdings holding a majority of the voting power of Verde Clean Fuels, Intermediate’s pre-Business Combination operations being the majority post-Business Combination operations of Verde Clean Fuels, and Intermediate’s management team retaining similar roles at Verde Clean Fuels. Further, Holdings continues to have control of the board of directors through its majority voting rights.

Under the guidance in the Financial Accounting Standards Board Accounting Standards Codification 805, Business Combinations, for transactions between entities under common control, the assets, liabilities, and noncontrolling interests of CENAQ and Intermediate are recognized at their carrying amounts on the date of the Business Combination. Under this method of accounting, CENAQ will be treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Intermediate issuing stock for the net assets of CENAQ, accompanied by a recapitalization.

The most significant change in Verde Clean Fuel’s reported financial position and results is a net increase in cash (as compared to Intermediate’s financial position as of December 31, 2022) of $37.3 million, consisting of $32.0 million in PIPE Financing proceeds, $19.0 million from the trust, and $91 thousand from the CENAQ operating account offset by $10.0 million in transaction expenses which were recorded as a reduction to additional paid in capital, and offset by a $3.75 million capital repayment to Holdings.

On February 15, 2023 CENAQ completed the Business Combination. Immediately, upon the completion of the Business Combination, CENAQ was renamed Verde Clean Fuels Inc.

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

We have made significant progress towards commercializing the first STG+® based commercial production facility in the United States. We expect our first commercial production facility to be operational will be in Maricopa, Arizona. In the first phase, which could be operational as early as 2025, we expect this facility to produce approximately 7 million gallons per year of renewable. In the second phase, which we expect to be operational in 2026, we anticipate producing approximately 30 million gallons per year of renewable gasoline. Additionally, we have several additional renewable gasoline projects, and flare mitigating natural gas to gasoline projects, in various early stages of development.

Over $110 million has been invested in our technology, including our demonstration facility in New Jersey, which has completed over 10,500 hours of operation producing gasoline or methanol. Our demonstration facility represents the scalable nature of our operational modular commercial design which has fully integrated reactors and recycle lines and is designed with key variables, like gas velocity and catalyst bed length, at a 1-to-1 scale with our commercial design. We have also participated in carbon lifecycle studies to validate the CI score and reduced lifecycle emissions of our renewable gasoline as well as fuel, blending and engine testing to validate the specification and performance of our gasoline product. We believe our renewable gasoline exhibits a significant lifecycle carbon emissions reduction compared to traditional petroleum-based gasoline. As a result, we believe our gasoline produced from renewable feedstock, such as biomass, will qualify under the RFS for the D3 RIN (a carbon credit), which can have significant value. Similarly, gasoline produced from our process may also qualify for various state carbon programs, including California’s Low Carbon Fuel Standards (“LCFS”). Unlike many other gas-to-liquids technologies, not only can our STG+® process produce renewable gasoline from syngas, but we expect it will be able to be applied at other production facilities to produce other end products including methanol. In addition to our initial focus on the production of renewable gasoline, there is opportunity to continue to develop additional process technology to produce middle distillates including sustainable diesel and sustainable aviation fuel. As of March 31, 2023, the Company has not derived revenue from its principal business activities. The Company is managed as an integrated business and consequently, there is only one reportable segment.

Key Factors Affecting Our Prospects and Future Results

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

Commencing and Expanding Commercial Operations

In April 2022, we commenced a pre-FEED study for the Maricopa, AZ facility which we expect to be our first commercial production facility. Following our entry into a 25 year lease (Note 5) to secure the site of the future facility, we are actively engaged in activities associated with designing the feedstock supply chain to the site, evaluating utility interconnections, and validating front-end gasification design for our first commercial facility. We believe our commercialization activities are being completed at a pace that can support first commercial production of renewable gasoline as early as 2025.

We have three additional production facilities planned and four additional identified potential production facility development opportunities. We believe the number of planned and identified potential production facilities bode well for our potential future success.

Successful Implementation of the first commercial facility

A critical step in our success will be the successful construction and operation of the first commercial production facility using our patented STG+ technology. We expect that the first commercial production facility could be operational as early as 2025.

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

Income Tax Effects

There are no current or deferred income tax amounts recorded in our financial statements.

Results of Operations

Comparison of the three months Ended March 31, 2023 and 2022

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
General and administrative expenses	$4,333,465	$1,328,035
Contingent Consideration	(1,299,000)	-
Research and development expenses	82,662	97,242
Total Operating (income) expenses	$3,117,127	$1,425,277

General and Administrative

General and administrative expense increased approximately $3 million or 226% from $1.3 million for the three months ended March 31, 2022 to $4.33 million for the three months ended March 31, 2023 primarily due to an increase in share-based compensation expense of $1.5 million, an increase in professional fees of $0.9 million, and other miscellaneous fee increases of $0.6 million.

Contingent Consideration

The reduction in the contingent consideration liability of $1.3 million to $0 during the three-months ended March 31, 2023 was primarily due to a contractual forfeiture of the payment following the close of the Business Combination on February 15, 2023. See Note 2.

Research and Development

Research and development expense decreased approximately $15 thousand or 15% from $97 thousand for the three-months ending March 31, 2022 to $83 thousand for the three-months ending March 31, 2023. The decrease in research and development expense was a result of a decrease in consulting and outside contractor billings, as a new consulting firm hired worked less hours on a fuel testing H2 analysis project.

Liquidity and Capital Resources

Liquidity

We measure liquidity in terms of our ability to fund the cash requirements of our R&D activities and our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve General and administrative and R&D activities for the ongoing commercialization of our first production facility and associated plant design.

To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we are able to commercialize our first production facility. Since inception, we have incurred significant operating losses, have an accumulated deficit of $21.8 million as of March 31, 2023 and negative operating cash flow during the three-months ending March 31, 2023 and 2022. Management expects that operating losses and negative cash flows may increase because of additional costs and expenses related to the development of technology and the development of market and strategic relationships with other companies. Our continued solvency is dependent upon our ability to obtain additional working capital to complete our product development, to successfully achieve commerciality of our projects.

Following the Business Combination and the closing of the PIPE Financing, we received approximately $37.3 million in cash, net of approximately $10.0 million of transaction expenses and the repayment of approximately $3.75 million of capital contributions made by Bluescape Clean Fuels Holdings LLC since December 2021. We expect to use such proceeds to fund our ongoing operations and R&D activities. The gross amount, before expenses, was composed of approximately $19.0 million release from CENAQ’s Trust Account, after payment of approximately $158.8 million to public stockholders who exercised redemption rights (representing a redemption rate of approximately 89.3%), and $32.0 million of proceeds from the PIPE Financing. We also received $91 thousand from the CENAQ operating account. We believe that based on our current level of operating expenses and currently available cash on hand, we will have sufficient funds available to cover R&D activities and operating cash needs through 2024. However, as we have not yet developed a commercial production facility and have no meaningful revenue to date, we may require additional funds in future years. Our ability to raise funds through equity offerings may be limited by the significant number of shares that may be publicly sold. Our ability to fund R&D activities and our operating cash needs for several years does not depend on the proceeds we may receive as the result of exercises of Warrants.

As our transaction with CENAQ only resulted in $37.3 million of net proceeds, we expect that we will only be able to construct one of our first four originally planned production facilities with the proceeds from the CENAQ transaction. The $37.3 million of net proceeds raised at closing of the transaction with CENAQ will contribute to the equity capital portion of our capital expenditure requirements through 2025. We also expect to earn interest income on the net proceeds raised at closing during the ongoing development and construction of our facilities through 2025, and that such interest income will be utilized towards capital expenditures or for general and administrative expenses. We also expect 70% of our total project capital requirements will be met with project financing, industrial revenue bonds, or pollution control bonds, or some combination of debt financing. While we have been in discussions with banks and other credit counterparties regarding project financing, industrial revenue bonds, or pollution control bonds, and these discussions have led to indications of debt financing equivalent to 70% of our capital expenditure requirements, there can be no assurance that we will be successful in obtaining such financing.

In connection with the Closing, Sponsor was due $409,612 under existing promissory notes with CENAQ. On February 15, 2023, in lieu of repayment of the existing promissory notes with Sponsor, the Company entered into the New Promissory Note with the Sponsor totaling $409,612 (“New Promissory Note”). The New Promissory Note, cancels and supersedes the existing promissory notes. The New Promissory note is non-interest bearing and the entire principal balance of the New Promissory Note is payable on or before February 15, 2024. The New Promissory Note is payable at the Company’s election in cash or in Class A common stock at a conversion price of $10.00 per share.

Summary Statement of Cash Flows for the Interim Periods Ended March 31, 2023 and March 31, 2022

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	For the Three Months Ended
	2023	2022
Net cash used in operating activities	(2,846,040)	(775,903)
Net cash used in investing activities	-	-
Net cash provided by financing activities	37,198,926	1,246,931
Net increase (decrease) in cash and restricted cash	34,352,886	471,028

Cash Flows used in Operating Activities

Net cash used in our operating activities increased $2.1 million during the three months ended March 31, 2023 versus the same period in 2022, due to a larger net loss from higher General and administrative expenses of approximately $3.0 million comprised of increased share-based payment expense of $1.5 million, and increased professional fees of $0.9 million. An increase in prepaid expenses of $1.6 Million due to the payment of directors and officers’ insurance policy further increased net cash used in operating activities.

Cash Flows used in Investing Activities

Net cash used in investing activities was $0 for the three months ended March 31, 2023 and 2022.

Cash Flows from Financing Activities

Net cash provided by financing activities increased approximately $36.0 million during the three months ended March 31, 2023 compared to the same period in prior in 2022. The increase was primarily due to the close of the business combination on February 15, 2023 which raised $37.3 million.

Commitments and Contractual Obligations

On October 17, 2022, we entered into a 25-year land lease in Maricopa, Arizona with the intent of building a biofuel processing facility. The commencement date of the lease occurred in February of 2023 contemporaneous with the Company obtaining control of the identified asset.

Off-Balance Sheet Arrangements

As of March 31, 2023, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Internal Control over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting. A material weakness is deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. Management of Intermediate noted a material weakness in our internal control over financial reporting related to the understatement of unit-based compensation expense. The understatement of the grant date fair value was due to a revision in the underlying fair value determination, and such revision was not appropriately reflected in the financial statements. Management concluded that the grant date fair value and corresponding incremental expense should be adjusted by recognizing the additional expense in Intermediate’s March 31, 2022 financial statements. As part of such process, management identified a material weakness in its internal control over financial reporting related to the grant date fair value revision. Additionally, Intermediate did not maintain effective internal control regarding the date on which to apply new accounting standards based upon CENAQ’s elections made as an emerging growth company under the JOBS Act, which required Intermediate to apply new accounting standards as if it were a public business entity.

Effective internal controls are necessary to provide reliable financial reports and prevent fraud, and material weaknesses could limit the ability to prevent or detect a misstatement of accounts or disclosures that could result in a material misstatement of annual or interim financial statements. Our management continues to evaluate steps to remediate the material weaknesses. These material weaknesses have not been fully remediated. We are in the early stages of designing and implementing a plan to remediate the material weaknesses identified. Our plan includes the below:

●	Designing and implementing a risk assessment process supporting the identification of risks facing our Company.

●	Implementing controls to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda addressing these issues.

●	Hiring additional experienced accounting, financial reporting and internal control personnel and changing roles and responsibilities of our personnel as we transition to being a public company and are required to comply with Section 404 of the Sarbanes Oxley Act of 2002.

●	Implementing controls to enable an accurate and timely review of accounting records that support our accounting processes and maintain documents for internal accounting reviews.

We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. The implementation of these remediation measures is in the early stages and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles and, as a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain and we may not fully remediate these material weaknesses during the year ended December 31, 2023. If the steps we take do not remediate the material weaknesses in a timely manner, there could be a reasonable possibility that these control deficiencies or others may result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Impairment of Intangible Assets

The Company’s intangible asset consists of its intellectual property and patented technology and is considered an indefinite lived intangible and is not subject to amortization. As of March 31, 2023, and December 31, 2022, the gross and carrying amount of this intangible asset was $1,925,151.

A qualitative assessment of indefinite-lived intangible assets is performed in order to determine whether further impairment testing is necessary. In performing this analysis, macroeconomic conditions, industry and market conditions are considered in addition to current and forecasted financial performance, entity-specific events and changes in the composition or carrying amount of net assets under the quantitative analysis, intellectual property and patents are tested for impairment using a discounted cash flow approach and tested for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference.

During the three months ended March 31, 2023, and 2022, the Company did not record any impairment charges.

Impairment of Long-Term Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. During the three months ended March 31, 2023 and 2022, the Company did not record any impairment charges.

Unit-Based Compensation

The Company applies the fair value method under ASC 718, Compensation — Stock Compensation (“ASC 718”), in accounting for unit-based compensation to employees. Service-based units compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. Performance-based unit compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is expensed over the requisite service period, based on the probability of achieving the performance goal, with changes in expectations recognized as an adjustment to earnings in the period of the change. If the performance goal is not met, no unit-based compensation expense is recognized and any previously recognized unit-based compensation expense is reversed. Forfeitures of Forfeitures of service-based and performance-based units are recognized upon the time of occurrence.

Prior to closing of the business combination, certain subsidiaries of the Holdings, including Intermediate, were wholly-owned subsidiaries of Holdings. Holdings, which was outside of the business combination perimeter, had entered into several compensation related arrangements with management of Intermediate. Compensation costs associated with those arrangements were allocated by BCF Holdings to Intermediate as the employees were rendering services to Intermediate. However, the ultimate contractual obligation related to these awards, including any future settlement, rested and continues to rest with Holdings.

On August 5, 2022, in connection with entering into the Business Combination Agreement, certain amendments to existing unit-based awards were made whereby all outstanding unvested Series A Incentive Units (service-based) and Founders Incentive Units (performance-based) of Holdings became fully vested in upon completion of the Business Combination. Additionally, as part of the amendment to these agreements, the priority of distributions under the Series A Incentive Units and Founders Incentive Units were also revised such that participants receive 10% of distributions after a specified return to Holdings’ Series A Incentive Unit holders (instead of 20%). The modifications to the Series A Incentive Units and Founders Incentive Units did not result in any incremental unit-based compensation expense in connection with the modification.

The Company accelerated share-based payment expense related to service-based units during the three-month period ending March 31, 2023 in connection with the Business Combination totaling $2.1 million. No service-based or performance-based incentive units were granted during the three-month period ended March 31, 2023.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and comply with the requirements that apply to non- emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. Following the consummation of the Business Combination, we expect to be an emerging growth company at least through 2023; however, prior to the transaction CENAQ did not elect to use the extended transition period. As such, when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time public companies adopt the new or revised standard.

Recent Accounting Pronouncements

See Note 2 in the accompanying unaudited consolidated financial statements included in this Quarterly Report for information regarding recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, including our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, concluded that as of such date, certain of our disclosure controls and procedures were not effective, due to the material weaknesses in our internal controls over financial reporting as described in our financial statements for the year ended December 31, 2022, as filed on Form 8-K/A on April 7, 2023.

Management noted a material weakness in our internal control over financial reporting related to the understatement of unit-based compensation expense. The understatement of the grant date fair value was due to a revision in the underlying fair value determination, and such revision was not appropriately reflected in the financial statements. Management concluded that the grant date fair value and corresponding incremental expense should be adjusted by recognizing the additional expense in Intermediate’s March 31, 2022 financials. As part of such process, management identified a material weakness in its internal control over financial reporting related to the grant date fair value revision. Additionally, Intermediate did not maintain effective internal control regarding the date on which to apply new accounting standards based upon CENAQ’s elections made as an emerging growth company under the JOBS Act, which required Intermediate to apply new accounting standards as if it were a public business entity.

Remediation Efforts to Address Disclosed Material Weakness

Effective internal controls are necessary to provide reliable financial reports and prevent fraud, and material weaknesses could limit the ability to prevent or detect a misstatement of accounts or disclosures that could result in a material misstatement of annual or interim financial statements. Our management continues to evaluate steps to remediate the material weaknesses. These material weaknesses have not been fully remediated. We are in the early stages of designing and implementing a plan to remediate the material weaknesses identified. Our plan includes the below:

●	Designing and implementing a risk assessment process supporting the identification of risks facing the Company.

●	Implementing controls to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda addressing these issues.

●	Hiring additional experienced accounting, financial reporting and internal control personnel and changing roles and responsibilities of our personnel as we transition to being a public company and are required to comply with Section 404 of the Sarbanes Oxley Act of 2002.

●	Implementing controls to enable an accurate and timely review of accounting records that support our accounting processes and maintain documents for internal accounting reviews.

We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. The implementation of these remediation measures is in the early stages and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles and, as a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain and we may not fully remediate these material weaknesses during the year ended December 31, 2023. If the steps we take do not remediate the material weaknesses in a timely manner, there could be a reasonable possibility that these control deficiencies or others may result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we and our subsidiaries may be parties to legal proceedings arising in the normal course of our business. We and our subsidiaries are currently not a party, nor is our property subject, to any material pending legal proceedings. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors and there can be no assurances that favorable outcomes will be obtained.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2022 filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Risks Related to Intermediate

The following risk factors apply to our business and operations. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to the business, financial condition and prospects of Intermediate and our business, financial condition and prospects following the completion of the business combination. You should carefully consider the following risk factors in addition to the other information included in the 10-K for the year ending December 31, 2022 in Item 1A. Risk Factors.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the financial statements of Intermediate and notes to the financial statements included herein.

Risks Related to Intermediate’s Business, Operations and Industry

Our commercial success depends on our ability to develop and operate production facilities for the commercial production of renewable gasoline. Our business strategy includes growth primarily through the construction and development of commercial production facilities, including the development of our first commercial production facility which we expect to support first commercial production of renewable gasoline as early as 2025. This strategy depends on our ability to successfully construct and complete commercial production facilities on favorable terms and on our expected schedule, obtain the necessary permits, governmental approvals and carbon credit qualifications needed to operate our commercial production facilities and identify and evaluate development and partnership opportunities to expand our business. We cannot guarantee that we will be able to successfully develop commercial production facilities, obtain necessary approval, qualifications and permits necessary to operate, identify new opportunities and develop new technologies and commercial production facilities, or establish and maintain our relationships with key strategic partners. In addition, we will compete with other companies for these development opportunities, which may increase our costs. We also expect to achieve growth through the expansion of our in-process projects as the facilities are expanded or otherwise begin to produce renewable gasoline, but we cannot assure you that we will be able to reach or renew the necessary agreements to complete these commercial production facilities or expansions. If we are unable to successfully identify and consummate future commercial production facility opportunities or complete or expand our planned commercial production facilities, it will impede our ability to execute our growth strategy.

For more information regarding risk factors, please refer to the 10-K filed on March 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) 56

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

05/15/2023	VERDE CLEAN FUELS, INC.

	By:	/s/ Ernest Miller
Name: Ernest Miller
Title: Chief Executive Office and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)