Form 10-Q
period 2023-06-30
Verde Clean Fuels, Inc.
filed 2023-08-14
CIK 1841425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Verde Clean Fuels, Inc.

600 Travis Street, Suite 5050
Houston, Texas 77002

(Former name or former address, if changed since last report)

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

There were 9,387,836 shares of Class A common stock and 22,500,000 shares of Class C common stock of the registrant outstanding on August 11, 2023.

i

Item 1. Financial Statements

VERDE CLEAN FUELS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$33,165,369	$463,475
Restricted cash	100,000	-
Prepaid expenses	1,114,915	113,676
Deferred transaction costs	-	3,258,880
Deferred financing costs	28,847	6,277
Total current assets	34,409,131	3,842,308

Non-current assets:
Security deposits	258,000	258,000
Property, plant and equipment, net	6,254	7,414
Operating lease right-of-use assets, net	209,164	323,170
Finance lease right-of-use assets, net	5,378,154	-
Intellectual patented technology	1,925,151	1,925,151
Total non-current assets	7,776,723	2,513,735
Total assets	$42,185,854	$6,356,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$765,443	$2,857,223
Accrued liabilities	1,963,109	762,119
Operating lease liabilities – current portion	209,164	237,970
Finance lease liabilities – current portion	462,977	-
Notes payable – insurance premium financing	3,722	11,166
Promissory note – related party	409,279	-
Income taxes payable	292,673	-
Total current liabilities	4,106,367	3,868,478

Non-current liabilities:
Contingent consideration	-	1,299,000
Other accrued expenses – long term	-	-
Operating lease liabilities	-	85,200
Finance lease liabilities – long term	4,974,771	-
Total non-current liabilities	4,974,771	1,384,200
Total liabilities	$9,081,138	$5,252,678

Stockholders’ equity
Intermediate Member’s Equity	$-	$12,775,902
Class A common stock, par value $0.0001 per share, 9,387,836 shares issued and outstanding as of June 30, 2023	939	-
Class C common stock, par value $0.0001 per share, 22,500,000 shares issued and outstanding as of June 30, 2023	2,250	-
Additional paid in capital	34,460,323	-
Accumulated deficit	(22,502,750)	(11,672,537)
Noncontrolling interest	21,143,954	-
Total stockholders’ equity	33,104,716	1,103,365

Total liabilities and stockholders’ equity	$42,185,854	$6,356,043

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VERDE CLEAN FUELS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$2,457,882	$1,142,730	$6,723,522	$2,470,764
Contingent Consideration	-	(1,893,000)	(1,299,000)	(1,893,000)
Research and development expenses	85,812	72,562	168,474	169,804
Total Operating (income) loss	2,543,694	(677,708)	5,592,996	747,568

Other (income)	(94,887)	-	(94,887)	-
Interest Expense	101,443	-	169,268	-
Provision for income taxes	-	-	-	-
Net income (net loss)	$(2,550,250)	$677,708	$(5,667,377)	$(747,568)
Net income (loss) attributable to noncontrolling interest	$(1,801,103)	-	$(4,343,770)	-
Net income (loss) attributable to Verde Clean Fuels, Inc.	$(749,147)	$677,708	$(1,323,607)	$(747,568)

Earnings per share
Weighted average Class A common stock outstanding, basic and diluted	6,130,487	N/A	6,127,383	N/A
Loss per Share of Class A common stock	$(0.12)	N/A	$(0.22)	N/A

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VERDE CLEAN FUELS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Statement of Stockholders’ Equity for the Three months ended June 30, 2023

	Member’s	Preferred stock		Class A Common		Class C Common		Additional Paid In	Accumulated	Non controlling	Total Stockholders’
	Equity	Shares	Values	Shares	Values	Shares	Values	Capital	Deficit	Interest	Equity
Balance - March 31, 2023	$	-	$-	9,358,620	$936	22,500,000	$2,250	$33,924,078	$(21,753,603)	$22,945,057	$35,118,718
Stock-based compensation	-	-	-	-	-	-	-	200,264	-	-	200,264
Warrant exercise	-	-	-	29,216	3	-	-	335,981	-	-	335,984
Net income (loss)	-	-	-	-	-	-	-	-	(749,147)	(1,801,103)	(2,550,250)
Balance – June 30, 2023	$-	-	$-	9,387,836	$939	22,500,000	$2,250	$34,460,323	$(22,502,750)	$21,143,954	$33,104,716

Statement of Stockholders’ Equity for the Six months ended June 30, 2023

	Member’s	Preferred stock		Class A Common		Class C Common			Additional Paid In	Accumulated	Non controlling	Total Stockholders’
	Equity	Shares	Values	Shares	Values	Shares	Values		Capital	Deficit	Interest	Equity
Balance - December 31, 2022	$9,500,000	-	$-	-	$-	-	$		$3,275,901	$(11,672,536)	$-	$1,103,365
Retroactive application of recapitalization	-	-	-	-	936	-		2,573	(3,509)	-	-	-
Adjusted beginning balance	9,500,000	-	-	-	936	-		2,573	3,272,392	(11,672,536)	-	1,103,365
Reversal of Intermediate original equity	(9,500,000)	-	-	-	(936)	-		(2,573)	(3,272,392)	11,672,536	-	(1,103,365)

Recapitalization transaction	-	-	-	9,358,620	936	22,500,000		2,250	15,391,286	(4,793,143)	25,487,724	36,089,053
Class A Sponsor earn out shares	-	-	-	-	-	-		-	5,792,000	(5,792,000)	-	-
Class C Sponsor earn out shares	-	-	-	-	-	-		-	10,594,000	(10,594,000)	-	-
Stock-based compensation	-	-	-	-	-	-		-	2,347,056	-	-	2,347,056
Warrant Exercise	-	-	-	29,216	3	-		-	335,981	-	-	335,984
Net income (loss)	-	-	-	-	-	-		-	-	(1,323,607)	(4,343,770)	(5,667,377)
Balance – June 30, 2023	$-	-	$-	9,387,836	$939	22,500,000		$2,250	$34,460,323	$(22,502,750)	$21,143,954	$33,104,716

Statement of Member’s Equity for the Three Months Ended June 30, 2022

	Member’s Equity	Accumulated Deficit	Total Member’s Equity
Balance - March 31, 2022	$9,457,867	$(15,817,107)	$(6,359,240)
Capital contribution	1,250,000	-	1,250,000
Unit-based compensation expense	376,013	-	376,013
Net loss	-	677,709	677,709
Balance June 30, 2022	$11,083,880	$(15,139,398)	$(4,055,518)

Statement of Member’s Equity for the Six Months Ended June 30, 2022

	Member’s Equity	Accumulated Deficit	Total Member’s Equity
Balance – December 31, 2021	$7,605,369	$(14,391,830)	$(6,786,461)
Capital contribution	2,500,000	-	2,500,000
Unit-based compensation expense	978,511	-	978,511
Net loss	-	(747,568)	(747,568)
Balance June 30, 2022	$11,083,880	$(15,139,398)	$(4,055,518)

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VERDE CLEAN FUELS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,667,377)	$(747,568)
Adjustments to reconcile net loss to net cash used in operating activities
Contingent consideration	(1,299,000)	(1,893,000)
Depreciation	1,160	5,354
Unit-based compensation expense	2,347,056	978,511
Finance lease amortization	91,155	-
Amortization of right-of-use assets	114,006	117,492
Changes in operating assets and liabilities
Prepaid expenses	(1,001,239)	16,384
Accounts payable	574,451	21,106
Accrued liabilities	152,102	(11,947)
Operating lease liabilities	(114,006)	(117,492)
Net cash used in operating activities	(4,801,692)	(1,631,160)

Cash flows from investing activities
Purchases of property, equipment and improvements	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
PIPE proceeds	32,000,000	-
Cash received from Trust	19,031,516	-
Transaction expenses	(10,043,793)	-
BCF Holdings capital repayment	(3,750,000)	-
Repayments of notes payable - insurance premium financing	(7,444)	(44,131)
Repayments of the principal portion of finance lease liabilities	(31,561)	-
Deferred financing costs	(22,570)	(4,299)
Warrant exercises	335,984	-
Capital contributions	-	2,500,000
Net cash provided by financing activities	37,512,132	2,451,570

Net change in cash and restricted cash	32,710,440	820,410
Cash, beginning of year	463,475	87,638
CENAQ operating cash balance acquired	91,454	-
Cash and restricted cash, end of year	$33,265,369	$908,048

Supplemental cash flows
Income tax payable (non-cash)	$312,446	-
Non-cash impact of debt issuance through the business combination	$409,279	-
Accrued deferred transaction costs	-	$99,179

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VERDE CLEAN FUELS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Verde Clean Fuels, Inc. (the “Company” or “Verde Clean Fuels”) is a renewable energy company specializing in the conversion of synthesis gas, or syngas, derived from diverse feedstocks, such as biomass, municipal solid waste (“MSW”) and mixed plastics, as well as natural gas (including synthetic natural gas) and other feedstocks, into liquid hydrocarbons that can be used as gasoline through an innovative and proprietary liquid fuels technology, the STG+® process. Through Verde Clean Fuels’ STG+® process, Verde Clean Fuels converts syngas into Reformulated Blend-stock for Oxygenate Blending (“RBOB”) gasoline. Verde Clean Fuels is focused on the development of technology and commercial facilities aimed at turning waste and other bio-feedstocks into a usable stream of syngas which is then transformed into a single finished fuel, such as gasoline, without any additional refining steps. The availability of biogenic MSW and the economic and environmental drivers that divert these materials from landfills will enable us to utilize these waste streams to produce renewable gasoline from modular production facilities.

On February 15, 2023 (the “Closing Date”), Verde Clean Fuels finalized a business combination (“Business Combination”) pursuant to that certain business combination agreement, dated as of August 12, 2022 by and among CENAQ Energy Corp. (“CENAQ”), Verde Clean Fuels OpCo, LLC, a Delaware limited liability company and a wholly owned subsidiary of CENAQ (“OpCo”), Bluescape Clean Fuels Holdings, LLC, a Delaware limited liability company (“Holdings”), Bluescape Clean Fuels Intermediate Holdings, LLC, a Delaware limited liability company (“Intermediate”), and CENAQ Sponsor LLC (“Sponsor”). Immediately upon the completion of the Business Combination, CENAQ was renamed to Verde Clean Fuels, Inc. The Business Combination is discussed further in Note 3.

Following the completion of the Business Combination, the combined company is organized in an “Up-C” structure and the only direct assets of the Company, consists of equity interests in OpCo, whose only direct assets consists of equity interests in Intermediate. Immediately following the Business Combination, Verde Clean Fuels is the sole manager of and controls OpCo.

As of the year ended December 31, 2022, prior to the Business Combination, and up to the transaction close on February 15, 2023, Verde Clean Fuels, previously CENAQ Energy Corp., was a special purpose acquisition company (“SPAC”) incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

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

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Principles of Consolidation

The Company’s policy is to consolidate all entities that the Company controls by ownership interest or other contractual rights giving the Company control over the most significant activities of an investee. The consolidated financial statements include the accounts of Verde Clean Fuels, and its subsidiaries OpCo, Intermediate, Bluescape Clean Fuels Employee Holdings, LLC, Bluescape Clean Fuels EmployeeCo., LLC, Bluescape Clean Fuels, LLC, and Maricopa Renewable Fuels I, LLC. All intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has a restricted cash balance of $100,000 as of June 30, 2023 for a letter of credit which is included in the determination of cash and restricted cash in the Consolidated Statements of Cash Flows. There were no other cash equivalents as of June 30, 2023, or December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of June 30, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”) approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

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

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid expenses, and accrued expenses are estimated to approximate the carrying values as of June 30, 2023, and December 31, 2022, due to the short maturities of such instruments.

Net Loss Per Common Stock

Subsequent to the Business Combination, the Company’s capital structure is comprised of shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”) and shares of Class C common stock, par value $0.0001 per share (the “Class C common stock”). Public shareholders, the Sponsor, and the investors in the private offering of securities of Verde Clean Fuels in connection with the Business Combination (the “PIPE Financing”) hold shares of Class A common stock and warrants, and Holdings owns shares of Class C common stock and Class C units of OpCo (the “Class C OpCo Units”). Class C common stock represents the right to cast one vote per share at the Verde Clean Fuels level, and carry no economic rights, including rights to dividends and distributions upon liquidation. Thus, Class C common stock are not participating securities per ASC 260, “Earnings Per Share” (“ASC 260”). As the Class A common stock represent the only participating securities, the application of the two-class method is not required.

Antidilutive instruments including outstanding warrants, stock options, restricted stock units (“RSUs”) and earn out shares were excluded from diluted earnings per share for the three and six-months ended June 30, 2023, because certain of those instruments are contingently exercisable where the contingencies have not yet been met, and the inclusion of such instruments would be anti-dilutive. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). Management’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period-end date while the warrants are outstanding.

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

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer (“CEO”). The Company has determined that it operates in one operating segment, as the CODM reviews financial information presented on a combined basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. The Company has elected to use the outside basis approach to measure the deferred tax assets or liabilities based on its investment in its subsidiaries without regard to the underlying assets or liabilities.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Reverse recapitalization

The Business Combination was accounted for according to a common control reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with US GAAP. This determination reflects Holdings holding a majority of the voting power of Intermediate’s pre and post Business Combination operations and Intermediate’s management team retaining similar roles at Verde Clean Fuels. Further, Holdings continues to have control of the Board of Directors through its majority voting rights.

Under the guidance in ASC 805, “Business Combinations” (“ASC 805”), for transactions between entities under common control, the assets, liabilities and noncontrolling interests of CENAQ and Intermediate are recognized at their carrying amounts on the date of the business combination. Under this method of accounting, CENAQ is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the business combination is treated as the equivalent of Intermediate issuing stock for the net assets of CENAQ, accompanied by a recapitalization. The net assets of Intermediate are stated at their historical value within the financial statements with no goodwill or other intangible assets recorded.

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

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2023	December 31, 2022
Accrued bonuses	$-	$86,120
Accrued legal fees	141,386	558,860
Accrued professional fees	203,278	107,022
Other accrued expenses	1,618,445	10,117
	$1,963,109	$762,119

Leases

The Company accounts for leases under ASU 842, “Leases” (“ASC 842)”. The core principle of this standard is that a lessee should recognize the assets and liabilities that arise from leases, by recognizing in the consolidated balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset (“ROU asset”) representing its right to use the underlying asset for the lease term. In accordance with the guidance of ASC 842, leases are classified as finance or operating leases, and both types of leases are recognized on the consolidated balance sheet.

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

The Company uses either the rate implicit in the lease, if readily determinable, or the Company’s incremental borrowing rate for a period comparable to the lease term in order to calculate the net present value of the lease liability. The incremental borrowing rate represents the rate that would approximate the rate to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

Impairment of Intangible Assets

The Company’s intangible asset consists of its intellectual property and patented technology and is considered an indefinite lived intangible and is not subject to amortization. As of June 30, 2023, and December 31, 2022, the gross and carrying amount of this intangible asset was $1,925,151.

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

During the three and six months ended June 30, 2023 and 2022, the Company did not record any impairment charges.

Impairment of Long-Term Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. During the three and six months ended June 30, 2023 and 2022, the Company did not record any impairment charges.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. The Company expects to be an emerging growth company through 2023. Prior to the Business Combination, CENAQ elected to irrevocably opt out of the extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company will adopt the new or revised standard when those standards are effective for public registrants.

Equity-Based Compensation

The Company applies ASC 718, “Compensation — Stock Compensation” (“ASC 718”), in accounting for unit-based compensation to employees.

Unit-Based Compensation

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

On August 5, 2022, Holdings entered into an agreement with its management team whereby, all outstanding unvested Series A Incentive Units and Founder Incentive Units became fully vested on the closing of the Business Combination. As part of the agreement, the priority of distributions under the Series A Incentive Units and Founders Incentive Units was also revised such that participants receive 10% of distributions after a specified return to Holdings’ Series A Preferred Unit holders (instead of 20%). Series A Incentive Units refers to 800 incentive units issued by Holdings on August 7, 2020 to certain members of management of Intermediate in compensation for their services. Founder Incentive Units refers to 1,000 incentive units issued by Holdings on August 7, 2020 to certain members of management of Intermediate in compensation for their services.

In connection with the close of the Business Combination, the Company accelerated the unvested service and performance-based units and recorded share-based payment expense of $2,146,792 during the three-months ended March 31, 2023. The share-based payment expense was included in general and administrative expenses for the three-month period ended March 31, 2023. Performance conditions for the performance-based Founder Incentive Units had not, and were unlikely to be met as of June 30, 2023. As such, no share-based compensation cost was recorded for these units.

2023 Equity-Based Awards

In March 2023, the Company authorized and approved the Verde Clean Fuels, Inc. 2023 Omnibus Incentive Plan (the “2023 Plan”). On April 25, 2023, the Company granted stock options to certain employees and officers and RSUs to non-employee directors, consistent with the terms of the 2023 Plan. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes model and the fair value of RSUs granted were determined by the value of the stock price on the date of the award subject to a discount for lack of marketability (see Note 7).

Equity-based compensation is measured using a fair value-based method for all equity-based awards. The cost of awarded equity instruments is recognized based on each instrument’s grant-date fair value over the period during which the grantee is required to provide service in exchange for the award. The determination of fair value requires significant judgment and the use of estimates, particularly with regard to Black-Scholes assumptions such as stock price volatility and expected option term. Equity-based compensation is recorded as a general and administrative expense in the Consolidated Statements of Operations.

We estimate the expected term of options granted based on peer benchmarking and expectations. We use the treasury yield curve rates for the risk-free interest rate in the option valuation model with maturities similar to the expected term of the options. Volatility is determined by reference to the actual volatility of several publicly traded peer companies that are similar to us in our industry sector. We do not anticipate paying cash dividends and therefore use an expected dividend yield of zero in the option valuation model. Forfeitures are recognized as they occur. We assess whether a discount for lack of marketability is applied based on certain liquidity factors. All equity-based payment awards subject to graded vesting based only on a service condition are amortized on a straight-line basis over the requisite service periods.

There is substantial judgment in selecting the assumptions which we use to determine the fair value of such equity awards and other companies could use similar market inputs and experience and arrive at different conclusions.

Contingent Consideration

Holdings had an arrangement payable to the Company’s CEO and a consultant whereby a contingent payment could become payable in the event that certain return on investment hurdles were met within 5 years of the closing date of the Primus asset purchase. On August 5, 2022, Holdings entered into an agreement with the Company’s management and CEO whereby, if the Business Combination reaches closing, the Contingent Consideration will be forfeited.

For the three and six months ended June 30, 2022, the Company remeasured the liability of this arrangement, and reassessed the probability of the completion of the Business Combination and reversed $1,893,000 of the accrued expense through earnings.

The Business Combination closed on February 15, 2023, and therefore the contingent consideration arrangement was terminated and no payments were made. Thus, the remaining $1,299,000 of accrued contingent consideration was reversed through earnings for the six months ended June 30, 2023.

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

Pursuant to ASC 805, the Business Combination was accounted for as a common control reverse recapitalization where Intermediate is deemed the accounting acquirer and the Company is treated as the accounting acquiree, with no goodwill or other intangible assets recorded, in accordance with US GAAP. The Business Combination is not treated as a change in control of Intermediate. This determination reflects Holdings holding a majority of the voting power of Verde Clean Fuels, Intermediate’s Pre-Business Combination operations being the majority post-Business Combination operations of Verde Clean Fuels, and Intermediate’s management team retaining similar roles at Verde Clean Fuels. Further, Holdings continues to have control of the Board of Directors through its majority voting rights. Under ASC 805, the assets, liabilities, and noncontrolling interests of Intermediate are recognized at their carrying amounts on the date of the Business Combination.

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

	Shares	% of Common Stock
CENAQ Public Stockholders	1,846,120	5.79%
Holdings	23,300,000	73.14%
New PIPE Investors (excluding Holdings)	2,400,000	7.53%
Sponsor and Anchor Investors	1,078,125	3.39%
Sponsor Earn Out shares	3,234,375	10.15%
Total Shares of Common Stock at Closing	31,858,620	100.00%
Earn Out Equity shares	3,500,000
Total diluted shares at Closing (including shares above)	35,358,620

Total proceeds raised from the business combination were $37,329,178 consisting of $32,000,000 in PIPE Financing proceeds, $19,031,516 from the CENAQ trust, and $91,454 from the CENAQ operating account offset by $10,043,793 in transaction expenses which were recorded as a reduction to additional paid in capital, and offset by a $3,750,000 capital repayment to Holdings.

NOTE 4 – RELATED PARTY TRANSACTIONS

ASC 850, “Related Party Disclosures” (“ASC 850”) provides guidance for the identification of related parties and disclosure of related party transactions. On February 15, 2023, the Company entered into a new promissory note with the Sponsor totaling $409,279 (the “New Promissory Note”). The New Promissory Note, cancels and supersedes all prior promissory notes. The New Promissory note is non-interest bearing and the entire principal balance of the New Promissory Note is payable on or before February 15, 2024. The New Promissory Note is payable at Verde Clean Fuel’s election in cash or in Class A common stock at a conversion price of $10.00 per share.

The Company has a related party relationship with Holdings whereby Holdings holds a majority ownership in the Company via voting shares and has control of the Board of Directors. Further, Holdings possesses 3,500,000 earn out shares.

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

The Company leases office space and other office equipment under operating lease arrangements with initial terms greater than twelve months. The office lease was extended until 2024. Office space is leased to provide adequate workspace for all employees.

In October 2022, the Company entered into a 25-year land lease in Maricopa, Arizona with the intent of building a biofuel processing facility. The commencement date of the lease was in February 2023 as control of the identified asset did not transfer to the Company on the effective date of the lease. As such, the Company did not record a ROU asset nor a lease liability as of December 31, 2022, specific to the land lease. Construction of the facility is expected to commence in fiscal year 2024 and the Company expects to incur an asset retirement obligation throughout the construction period as the Company is obligated to return the land to its original state upon exit of the lease. The fair value of the asset retirement obligation is zero as of June 30, 2023 and December 31, 2022, as construction has not commenced. The present value of the minimum lease payments exceeds the fair value of the land, and, accordingly, the lease is classified as a finance lease. The lease expires in 2047 and contains a single four-year renewal option. The exercise of the lease renewal is at the Company’s discretion; however, management is not reasonably expected to exercise the option; thus, the option is not included within the lease term. Renewal periods are included in the expected lease term only if they are reasonably certain of being exercised by the Company.

The Company elected the practical expedient for real estate lease arrangements to not separate non-lease components from lease components as the lease component is the predominant element. Under the practical expedient, as a lessee, the Company combines the lease and non-lease component into a single accounting unit and accounts for the unit under ASC 842. As such, lease and non-lease services are included in the classification of the lease and the calculation of the ROU asset and lease liability. In addition, the Company has elected the practical expedient to not apply lease recognition requirements to leases with a term of one year or less. Under this expedient, lease costs are not capitalized; rather, are expensed on a straight-line basis over the lease term. The Company’s leases do not contain residual value guarantees, material restrictions or covenants.

The Company uses either the rate implicit in the lease, if readily determinable, or the Company’s incremental borrowing rate for a period comparable to the lease term in order to calculate the net present value of the lease liability. The incremental borrowing rate represents the rate that would approximate the rate to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

Lease costs for the Company’s operating and finance leases are presented below.

Lease Cost	Statements of Operations Classification	Three Months Ended June30, 2023
Amortization of finance lease right-of-use asset	General and administrative expense	$54,693
Interest on finance lease liability	General and administrative expense	101,443
Total finance lease cost	General and administrative expense	156,136

Operating lease cost	General and administrative expense	63,045
Variable lease cost	General and administrative expense	38,861
Total lease cost		$258,042

Lease Cost	Statements of Operations Classification	Six Months Ended June 30, 2023
Amortization of finance lease right-of-use asset	General and administrative expense	$91,155
Interest on finance lease liability	General and administrative expense	169,268
Total finance lease cost	General and administrative expense	260,423

Operating lease cost	General and administrative expense	123,224
Variable lease cost	General and administrative expense	74,008
Total lease cost		$457,655

Lease Cost	Statements of Operations Classification	Three Months Ended June 30, 2022
Operating lease cost	General and administrative expense	$59,463
Variable lease cost	General and administrative expense	37,860
Total lease cost		$97,323

Lease Cost	Statements of Operations Classification	Six Months Ended June 30, 2022
Operating lease cost	General and administrative expense	$117,492
Variable lease cost	General and administrative expense	76,807
Total lease cost		$194,300

Maturities of the Company’s operating and finance leases as of June 30, 2023 are presented below.

	As of June 30, 2023
Maturity of lease liabilities	Operating	Finance
2023	$128,955	$241,000
2024	85,970	482,000
2025	-	482,000
2026	-	482,000
Thereafter	-	10,122,001
Total future minimum lease payments	214,925	11,809,001
Less: interest	(5,761)	(6,371,257)
Present value of lease liabilities	$209,164	$5,437,744

Supplemental information related to the Company’s operating and finance lease arrangements was as follows:

	As of	As of
Operating lease - supplemental information	June 30, 2023	June 30, 2022
Right-of-use assets obtained in exchange for operating lease	$209,164	$195,227
Remaining lease term - operating lease	10 months	10 months
Discount rate - operating lease	7.50%	7.50%

	As of	As of
Finance lease - supplemental information	June 30, 2023	June 30, 2022
Right-of-use assets	$5,378,154	-
Remaining lease term - finance lease	24.64 years	-
Discount rate - finance lease	7.50%	-

Contingencies

The Company is not party to any litigation.

NOTE 6 – PROPERTY, EQUIPMENT AND IMPROVEMENTS

Major classes of property, equipment, and improvements are as follows:

	June 30, 2023	December 31, 2022
Computers, office equipment and hardware	$11,461	$11,461
Furniture and fixtures	1,914	1,914
Machinery and equipment	36,048	36,048

Property, equipment, and improvements	49,423	49,423
Less; accumulated depreciation	43,169	42,009

Property, equipment and improvements, net	$6,254	$7,414

Depreciation expense was $580 and $1,160 for the three and six months ended June 30, 2023, respectively, and was $2,640 and $5,354 for the three and six months ended June 30, 2022, respectively.

NOTE 7 – STOCKHOLDER’S EQUITY

Earn-out Consideration

Earnout Shares potentially issuable as part of the Business Combination are recorded within stockholder’s equity as the instruments are deemed to be indexed to the Company’s common stock and meet the equity classification criteria under ASC 815-40-25. Earnout Shares contain market conditions for vesting and were awarded to eligible shareholders, as described further below, and not to current employees.

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

Notwithstanding the forgoing, the Holdings earnout and Sponsor earnout shares will vest in the event of a sale of the Company at a price that is equal to or greater than the redemption price payable to the buyer of the Company. The earn out consideration was issued in connection with the Business Combination on February 15, 2023. Holdings earn out shares are neither issued nor outstanding as of June 30, 2023 as the performance requirements for vesting were not achieved. All Sponsor Shares granted in connection with the Business Combination are issued and outstanding as of June 30, 2023. Sponsor Shares subject to forfeiture pursuant to the above terms that do not vest in accordance with such terms shall be forfeited.

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

Based on the Class A common stock trading price the market conditions were not met and no Earnout Shares vested as of June 30, 2023.

Share-based Compensation

Compensation expense related to share-based compensation arrangements is included within general and administrative expenses. The total compensation expense incurred related to the Company’s equity-based compensation plans was $200,264 and $2,347,056 for the three and six months ended June 30, 2023. As a taxable event has not occurred, the income tax benefits for these awards were zero for the three and six months ended June 30, 2023.

Share-based compensation costs incurred in the three and six months ended June 30, 2022 were $376,013 and $978,511, respectively.

Incentive Units

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

There were 800 Series A Incentive Units granted by Holdings in August of 2020 and 400 were unvested as of December 31, 2022. As the award recipients resided on subsidiaries of Intermediate and provided service to the Company, the Company recognized $376,013 and $978,511 of compensation expense related to the awards during the three and six months ended June 30, 2022, respectively.

There were 1,000 Founder Incentive Units issued in August of 2020 by Holdings and 1,000 were unvested as of December 31, 2022. No compensation expense was recorded related to these awards during the three months ended June 30, 2022 as performance conditions had not, and were unlikely to be met.

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

In connection with the closing of the Business Combination, and as a result of the August 5, 2022 amendments, all of the outstanding and unvested the Series A Incentive Units and Founder Incentive Units became fully vested. As such, the Company accelerated the remaining service-based share-based payment expense related to these awards of $2,146,792. The share-based payment expense was included in general and administrative expenses for the six-month period ended June 30, 2023. Performance conditions for the performance-based Founder Incentive Units had not, and were unlikely to be met as of June 30, 2023. As such, no share-based compensation cost was recorded for these units.

2023 Equity Awards

In March 2023, the Company authorized and approved the Verde Clean Fuels, Inc. 2023 Omnibus Incentive Plan (the “2023 Plan”). On April 25, 2023, consistent with the terms of the 2023 Plan, the Company granted stock options to certain employees and officers and RSUs to non-employee directors. In addition to stock options and RSUs, the 2023 Plan authorizes for the future potential grant of stock appreciation rights, restricted stock, performance awards, stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards to certain employees (including executive officers), consultants and non-employee directors, and is intended to align the interests of the Company’s service providers with those of the stockholders.

Stock Options

Stock options represent the contingent right of award holders to purchase shares of the Company’s common stock at a stated price for a limited time. The stock options granted in 2023 have an exercise price of $11.00 per share and will expire 7 years from the date of grant. Stock options granted vest at a rate of 25% on each of the first, second, third and fourth anniversaries of the date of grant subject to continued service through the vesting dates.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes model and the following underlying assumptions. Expected volatility was based on historical volatility for public company peers that operate in the Company’s industry. The expected term of awards granted represents management’s estimate for the number of years until a liquidity event as of the grant date. The risk-free rate for the period of the expected term was based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of stock options granted in 2023 were determined using the following assumptions as of the grant date:

Risk-free interest rate	3.4%
Expected term	7 years
Volatility	48.2%
Dividend yield	Zero
Discount for lack of marketability	5%

The table below presents activity related to stock options awarded in 2023:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2022	-	-	-
Granted	1,236,016	11.00	7.00
Exercised	-	-	-
Forfeited / expired	-	-	-
Outstanding as of June 30, 2023	1,236,016	11.00	6.83
Vested as of June 30, 2023	-	-	-
Unvested as of June 30, 2023	1,236,016	-	6.83
Exercisable as of June 30, 2023	-	-	-

Stock-based compensation expense related to stock options was $88,841 for the three and six months ended June 30, 2023, respectively. As of June 30, 2023, unrecognized compensation expense related to unvested stock options was $1,876,425. The remaining compensation cost is expected to be recognized over a weighted-average period of 3.82 years. There were no vested stock options outstanding as of June 30, 2023.

Restricted Stock Units

RSUs represent an unsecured right to receive one share of the Company’s common stock equal to the value of the common stock on the settlement date. RSUs have a zero-exercise price and vest over time in whole after the first anniversary of the date of grant subject to continuous service through the vesting date.

The fair value of RSUs granted in 2023 were determined by the value of the stock price on the date of the award subject to a discount for lack of marketability of 13% for a per unit value of $4.35. The discount due to lack of marketability was applied because of the limited trading activity of the Company’s public equity.

RSU activity for the six months ended June 30, 2023 is as follows:

Time-based restricted stock units
Unvested, December 31, 2022	-
Granted in six months ended June 30, 2023	141,656
Vested	-
Forfeited	-
Unvested June 30, 2023	141,656

For RSUs, the compensation expense was $111,423 for the three and six months ended June 30, 2023. As of June 30, 2023, unrecognized compensation expense related to unvested RSUs was $504,780. The remaining compensation cost is expected to be recognized over a weighted-average period of 0.82 years.

To date, the Company has not granted RSUs which vest based on the achievement of certain market or performance metrics.

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

NOTE 8 – WARRANTS

There are 15,383,263 warrants currently outstanding, including 12,908,263 public warrants and 2,475,000 Private Placement Warrants. Each warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of our initial business combination. However, no warrants will be exercisable for cash unless there is an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Class A common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the public warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of Class A common stock for the 5 trading days ending on the trading day prior to the date of exercise. The warrants will expire on the fifth anniversary of our completion of an initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

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

Warrants were exercised on various dates during the three months ended June 30, 2023 whereby the total number of warrants exercised was 29,216 resulting in 29,216 Class A common shares issued. The Company received cash of $335,984 related to the warrant exercise as of June 30, 2023.

NOTE 9 – INCOME TAX

Intermediate was historically and remains a disregarded subsidiary of a partnership for U.S. Federal income tax purposes with each partner being separately taxed on its share of taxable income or loss. The Company is subject to U.S. Federal income taxes, in addition to state and local income taxes, with respect to its distributive share of any net taxable income or loss and any related tax credits of OpCo.

The effective tax rate was 0% for the three and six months ended June 30, 2023. The effective income tax rate differed significantly from the statutory rates, primarily due to the losses allocated to non-controlling interests and the recognition of a valuation allowance as a result of the Company’s new tax structure following the Business Combination.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against its deferred tax assets as of June 30, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. Federal, state and local income tax returns that may be subject to audit in future periods. No U.S. Federal, state and local income tax returns are currently under examination by the respective taxing authorities.

For the year ended December 31, 2022, CENAQ’s former Trust assets were invested in income generating U.S. Treasury bills. As a result of the investment income, $292,673 of estimated Federal income taxes payable survived the Business Combination and remained on the Company’s balance sheet as of June 30, 2023.

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

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2023, the Company did not have any assets or liabilities measured at fair value on a recurring basis as earn out shares, public warrants, and private placement warrants are equity classified.

The Company measured the liability for contingent consideration as of December 31, 2022 using level 3 inputs and valued the contingent consideration at $1,299,000. There was no contingent consideration as of June 30, 2023 as this liability was reversed and recognized in earnings during the six-month period ended June 30, 2023 as a result of the close of the Business Combination.

NOTE 11 – LOSS PER SHARE

Prior to the reverse recapitalization in connection with the Closing, all net loss was attributable to the noncontrolling interest. For the periods prior to February 15, 2023, earnings per share was not calculated because net income prior to the Business Combination was attributable entirely to Intermediate. Further, prior to the consummation of the Business Combination, the Intermediate ownership structure included equity interests held solely by Holdings. The Company analyzed the calculation of earnings per share for comparative periods presented and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, the earnings per share information has not been presented for the three and six months ended June 30, 2022.

Basic net loss per share has been computed by dividing net loss attributable to Class A common shareholders for the period subsequent to the Business Combination by the weighted average number of Class A shares of common stock outstanding for the same period. Diluted earnings per share of Class A common stock were computed by dividing net loss attributable to Class A common shareholders by the weighted-average number of Class A shares of common stock outstanding adjusted to give effect to potentially dilutive securities.

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The following table sets forth the computation of net loss used to compute basic net loss per share of Class A common stock for the three and six months ended June 30, 2023.

Three months ended June 30, 2023
Net income (loss) attributable to Verde Clean Fuels, Inc.	$(749,147)
Basic weighted-average shares outstanding	6,130,487
Dilutive effect of share-based awards	-
Diluted weighted-average shares outstanding	$6,130,487
Basic income per share	$(0.12)
Diluted income per share	$(0.12)

Six months ended June 30, 2023
Net income (loss) attributable to Verde Clean Fuels, Inc.	$(1,323,607)
Basic weighted-average shares outstanding	6,127,383
Dilutive effect of share-based awards	-
Diluted weighted-average shares outstanding	$6,127,383
Basic income per share	$(0.22)
Diluted income per share	$(0.22)

The Company’s stock options, warrants, and earnout shares could have the most significant impact on diluted shares should the instruments represent dilutive instruments. However, securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an antidilutive effect on per share amounts.

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

As of
June 30, 2023
Public warrants	12,908,263
Private placement warrants	2,475,000
Earnout Shares	3,234,375
Convertible debt	40,928
Stock options	1,236,016
Time based RSUs	141,656
Total antidilutive instruments	20,036,238

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date which the financial statements were issued.

On August 1, 2023, the Company announced a Carbon Dioxide Management Agreement (“CDMA”) with Carbon TerraVault JV HoldCo, LLC (“CTV JV”), a carbon management partnership focused on carbon capture and sequestration development formed between Carbon TerraVault, a subsidiary of California Resources Corporation (“CRC”), and Brookfield Renewable.

Under the terms of the non-binding agreement, the Company expects to construct a new renewable gasoline production facility at CRC’s existing Net Zero Industrial Park in Kern County, California. The plant is expected to capture carbon dioxide and produce renewable gasoline from biomass and other agricultural waste feedstock to help support the further decarbonization of California’s economy and its transportation sector.

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

The Transactions

We entered into the Business Combination Agreement with CENAQ on August 12, 2022. Pursuant to the Business Combination Agreement, and based on approval by CENAQ’s shareholders, (i) (A) CENAQ contributed to OpCo (1) all of its assets (excluding its interests in OpCo and the aggregate amount of cash required to satisfy any exercise by CENAQ stockholders of their redemption rights) and (2) the Holdings Class C Shares and (B) in exchange therefor, OpCo issued to CENAQ a number of Class A OpCo Units equal to the number of total shares of Class A Common Stock issued and outstanding immediately after the Closing (taking into account the PIPE Financing and following the exercise of Redemption Rights) and (ii) immediately following the SPAC Contribution, (A) Holdings contributed to OpCo 100% of the issued and outstanding limited liability company interests of Intermediate and (B) in exchange therefor, OpCo transferred to Holdings (1) the Holdings OpCo Units and the Holdings Class C Shares. After giving effect to the business combination, Holdings holds 22,500,000 OpCo Units and an equal number of shares of Class C Common Stock.

The Business Combination was accounted for as a common control reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with US GAAP. The Business Combination was not treated as a change in control of Intermediate. This determination reflects Holdings holding a majority of the voting power of Verde Clean Fuels, Intermediate’s pre-Business Combination operations being the majority post-Business Combination operations of Verde Clean Fuels, and Intermediate’s management team retaining similar roles at Verde Clean Fuels. Further, Holdings continues to have control of the Board of Directors through its majority voting rights.

Under the guidance in the ASC 805, for transactions between entities under common control, the assets, liabilities, and noncontrolling interests of CENAQ and Intermediate are recognized at their carrying amounts on the date of the Business Combination. Under this method of accounting, CENAQ will be treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Intermediate issuing stock for the net assets of CENAQ, accompanied by a recapitalization.

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

Over $110 million has been invested in our technology, including our demonstration facility in New Jersey, which has completed over 10,500 hours of operation producing gasoline or methanol. Our demonstration facility represents the scalable nature of our operational modular commercial design which has fully integrated reactors and recycle lines and is designed with key variables, like gas velocity and catalyst bed length, at a 1-to-1 scale with our commercial design. We have also participated in carbon lifecycle studies to validate the carbon intensity score (“CI score”) and reduced lifecycle emissions of our renewable gasoline as well as fuel, blending and engine testing to validate the specification and performance of our gasoline product. We believe our renewable gasoline exhibits a significant lifecycle carbon emissions reduction compared to traditional petroleum-based gasoline. As a result, we believe our gasoline produced from renewable feedstock, such as biomass, will qualify under the Federal Renewable Fuel Standard (“RFS”) for the D3 RIN (a carbon credit), which can have significant value. Similarly, gasoline produced from our process may also qualify for various state carbon programs, including California’s Low Carbon Fuel Standards (“LCFS”). Unlike many other gas-to-liquids technologies, not only can our STG+® process produce renewable gasoline from syngas, but we expect it will be able to be applied at other production facilities to produce other end products including methanol. In addition to our initial focus on the production of renewable gasoline, there is opportunity to continue to develop additional process technology to produce middle distillates including sustainable diesel and sustainable aviation fuel. As of June 30, 2023, the Company has not derived revenue from its principal business activities. The Company is managed as an integrated business and consequently, there is only one reportable segment.

Key Factors Affecting Our Prospects and Future Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including competition from other carbon-based and other non-carbon-based fuel producers, changes to existing federal and state level low-carbon fuel credit systems, and other factors discussed under the section titled “Risk Factors” in Part II, Item 1A of this Form 10-Q. We believe the factors described below are key to our success.

Commencing and Expanding Commercial Operations

In April 2022, we commenced a pre-front-end engineering and design (“FEED”) study for the Maricopa, Arizona facility which we expect to be our first commercial production facility. Following our entry into a 25-year lease (see Note 5 to the unaudited consolidated financial statements) to secure the site of the future facility, we are actively engaged in activities associated with designing the feedstock supply chain to the site, evaluating utility interconnections, and validating front-end gasification design for our first commercial facility. We believe our commercialization activities are being completed at a pace that can support first commercial production of renewable gasoline as early as 2025.

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

On August 1, 2023, the Company announced a Carbon Dioxide Management Agreement (“CDMA”) with Carbon TerraVault JV HoldCo, LLC (“CTV JV”), a carbon management partnership focused on carbon capture and sequestration development formed between Carbon TerraVault, a subsidiary of California Resources Corporation (“CRC”), and Brookfield Renewable.

Under the terms of the non-binding agreement, the Company expects to construct a new renewable gasoline production facility at CRC’s existing Net Zero Industrial Park in Kern County, California. The plant is expected to capture carbon dioxide and produce renewable gasoline from biomass and other agricultural waste feedstock to help support the further decarbonization of California’s economy and its transportation sector. The project is expected to produce approximately 7 million gallons per year of renewable gasoline for use as transportation fuel.

Project Final Investment Decision (“FID”) is targeted for mid-2025, with operations expected to begin in the second half of 2027.

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

Expenses

General and Administrative Expense

General and administrative expenses consist of compensation costs including salaries, benefits and stock-compensation expense, for personnel in executive, finance, accounting, and other administrative functions. General and administrative expenses also include legal fees, professional fees paid for accounting, auditing and consulting services, and insurance costs. Following the business combination, we expect we will incur higher general and administrative expenses for public company costs such as compliance with the regulations of the SEC and the Nasdaq Capital Market.

Research and Development Expense

Our research and development (“R&D”) expenses consist primarily of internal and external expenses incurred in connection with our R&D activities. These expenses include labor directly performed on our projects and fees paid to third parties working on and testing specific aspects of our STG+® design and gasoline product output. R&D costs are expensed as incurred. We expect R&D expenses to grow as we continue to develop the STG+® technology and develop market and strategic relationships with other businesses.

Income Tax Effects

There are no current or deferred income tax amounts recorded in our consolidated financial statements.

Results of Operations

Comparison of the three months ended June 30, 2023 and June 30, 2022

	Three months ended	Three months ended
	June 30, 2023	June 30, 2022
General and administrative expenses	$2,457,882	$1,142,730
Contingent Consideration	-	(1,893,000)
Research and development expenses	85,812	72,562
Total Operating (income) expenses	2,543,694	(677,708)
Other (income)	(94,887)	-
Interest expense	101,443	-
Net loss (income)	$2,550,250	$(677,708)

General and Administrative

General and administrative expense increased approximately $1.3 million, or 115%, from $1.1 million for the three months ended June 30, 2022 to $2.4 million for the three months ended June 30, 2023, primarily due to an increase in professional fees of $0.9 million, including accounting, legal and directors’ fees, and higher insurance costs of $0.4 million. These increases were partially offset by lower share-based compensation expense.

Contingent Consideration

The $1.9 million reduction to operating expenses associated with contingent consideration for the three months ended June 30, 2022 reflects the reversal of a portion of an accrual made by Holdings for certain contingent payments as a result of an assessment of the probability of completing the Business Combination (see Note 2 to the unaudited consolidated financial statements).

Research and Development

R&D expense increased approximately $13 thousand, or 18%, from $73 thousand for the three months ended June 30, 2022 to $86 thousand for the three months ended June 30, 2023. The increase in R&D expense was primarily due to higher consulting fees and outside contractor billings.

Other Income

Other income was primarily attributable to interest earned on approximately $37 million in cash received as a result of the business combination which closed on February 15, 2023.

Interest Expense

The increase in interest expense was attributable to the Company’s finance lease liability (see Note 5 to the unaudited consolidated financial statements).

Comparison of the six months ended June 30, 2023 and June 30, 2022

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
General and administrative expenses	$6,723,522	$2,470,764
Contingent Consideration	(1,299,000)	(1,893,000)
Research and development expenses	168,474	169,804
Total Operating (income) expenses	5,592,996	747,568
Other (income)	(94,887)	-
Interest expense	169,268	-
Net loss	$5,667,377	$747,568

General and Administrative

General and administrative expense increased approximately $4.2 million, or 172%, from $2.5 million for the six months ended June 30, 2022 to $6.7 million for the six months ended June 30, 2023. The increase was primarily due to higher professional fees of $1.8 million, including accounting, legal and directors’ fees and greater share-based compensation expense of $1.4 million. There were also increased costs for insurance, rental, amortization and other operating expenses.

Contingent Consideration

The $1.3 million reduction to operating expenses associated with contingent consideration for the six months ended June 30, 2023 reflects the reversal of the remaining accrual made by Holdings for certain contingent payments due to a contractual forfeiture of the payments following the close of the Business Combination on February 15, 2023. The $1.9 million reduction to operating expenses associated with contingent consideration for the six months ended June 30, 2022 reflects the reversal of a portion of the accrual made by Holdings as a result of an assessment of the probability of completing the Business Combination (see Note 2 to the unaudited consolidated financial statements).

Research and Development

R&D expense remained consistent between the six months ended June 30, 2022 and the six months ended June 30, 2023. R&D expense consists primarily of outside consulting expenses related to R&D projects.

Other Income

Other income was primarily attributable to interest earned on approximately $37 million in cash received as a result of the business combination which closed on February 15, 2023.

Interest Expense

The increase in interest expense was attributable to the Company’s finance lease liability (see Note 5 to the unaudited consolidated financial statements).

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

To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we are able to commercialize our first production facility. Since inception, we have incurred significant operating losses, have an accumulated deficit of $22.5 million as of June 30, 2023 and negative operating cash flow during the six months ended June 30, 2023 and 2022. Management expects that operating losses and negative cash flows may increase because of additional costs and expenses related to the development of technology and the development of market and strategic relationships with other companies. Our continued solvency is dependent upon our ability to obtain additional working capital to complete our product development, to successfully achieve commerciality of our projects.

Following the Business Combination and the closing of the PIPE Financing, we received approximately $37.3 million in cash, net of approximately $10.0 million of transaction expenses and the repayment of approximately $3.75 million of capital contributions made by Bluescape Clean Fuels Holdings, LLC since December 2021. We expect to use such proceeds to fund our ongoing operations and R&D activities. The gross amount, before expenses, was composed of approximately $19.0 million release from CENAQ’s Trust Account, after payment of approximately $158.8 million to public stockholders who exercised redemption rights (representing a redemption rate of approximately 89.3%), and $32.0 million of proceeds from the PIPE Financing. We also received $91 thousand from the CENAQ operating account. We believe that based on our current level of operating expenses and currently available cash on hand, we will have sufficient funds available to cover R&D activities and operating cash needs through 2024. However, as we have not yet developed a commercial production facility and have no meaningful revenue to date, we may require additional funds in future years. Our ability to raise funds through equity offerings may be limited by the significant number of shares that may be publicly sold. Our ability to fund R&D activities and our operating cash needs for several years does not depend on the proceeds we may receive as the result of exercises of Warrants.

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

In connection with the Closing, Sponsor was due $409,612 under existing promissory notes with CENAQ. On February 15, 2023, in lieu of repayment of the existing promissory notes with Sponsor, the Company entered into the New Promissory Note with the Sponsor totaling $409,612. The New Promissory Note cancels and supersedes the existing promissory notes. The New Promissory note is non-interest bearing and the entire principal balance of the New Promissory Note is payable on or before February 15, 2024. The New Promissory Note is payable at the Company’s election in cash or in Class A common stock at a conversion price of $10.00 per share.

Summary Statement of Cash Flows for the Interim Periods Ended June 30, 2023 and June 30, 2022

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	For the Six Months Ended
	2023	2022
Net cash used in operating activities	$(4,801,692)	$(1,631,160)
Net cash used in investing activities	-	-
Net cash provided by financing activities	37,512,132	2,451,570
Net increase (decrease) in cash and restricted cash	$32,710,440	$820,410

Cash Flows used in Operating Activities

Net cash used in our operating activities increased $3.2 million during the six months ended June 30, 2023 versus the same period in 2022, which primarily was due to a higher net loss in 2023 as compared with 2022 of $4.9 million. This was partially offset by higher non-cash operating items in 2023, including the impact of stock-based compensation costs of $1.4 million and a decrease in working capital of approximately $0.3 million.

Cash Flows used in Investing Activities

There was no net cash used in investing activities during both the six months ended June 30, 2023 and 2022.

Cash Flows from Financing Activities

Net cash provided by financing activities increased approximately $35.1 million during the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to the close of the Business Combination on February 15, 2023, which raised $37.3 million.

Commitments and Contractual Obligations

On October 17, 2022, we entered into a 25-year land lease in Maricopa, Arizona with the intent of building a biofuel processing facility. The commencement date of the lease occurred in February 2023 contemporaneous with the Company obtaining control of the identified asset.

Off-Balance Sheet Arrangements

As of June 30, 2023, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with US GAAP as determined by the FASB’s ASC.

Impairment of Intangible Assets

The Company’s intangible asset consists of its intellectual property and patented technology and is considered an indefinite lived intangible and is not subject to amortization. As of June 30, 2023, and December 31, 2022, the gross and carrying amount of this intangible asset was $1,925,151.

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

During the three and six months ended June 30, 2023 and 2022, the Company did not record any impairment charges.

Impairment of Long-Term Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. During the three and six months ended June 30, 2023 and 2022, the Company did not record any impairment charges.

Equity-Based Compensation

The Company applies the fair value method under ASC 718 in accounting for equity-based compensation to employees and non-employees. The determination of fair value requires significant judgment and the use of estimates related to inputs into the Black-Scholes option pricing model such as stock price volatility, expected option lives and the discount rate. Equity-based compensation is recorded as a general and administrative expense in the consolidated Statements of Operations.

We measure the fair value of each option grant at the date of grant using a Black-Scholes option pricing model. We estimate the expected term of options granted based on historical experience and expectations. We use the treasury yield curve rates for the risk-free interest rate in the option valuation model with maturities similar to the expected term of the options. Volatility is determined by reference to the actual volatility of several publicly traded companies that are similar to us in our industry sector. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. Forfeitures are recognized as they occur. Using alternative assumptions could cause there to be differences in the resulting fair value. If the fair value were to increase, the amount of expense that would result would also increase. Conversely, if the fair value were to decrease, the amount of expense would decrease. All equity-based awards subject to graded vesting based solely on service condition are amortized on a straight-line basis over the requisite service periods.

Compensation cost is recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. Performance-based unit compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is expensed over the requisite service period, based on the probability of achieving the performance goal, with changes in expectations recognized as an adjustment to earnings in the period of the change. If the performance goal is not met, no unit-based compensation expense is recognized and any previously recognized unit-based compensation expense is reversed. Forfeitures of service-based and performance-based units are recognized upon the time of occurrence.

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

The Company accelerated share-based payment expense related to service-based units during the three-month period ended March 31, 2023 in connection with the Business Combination totaling $2.1 million. No service-based or performance-based incentive units were granted during the three-month or six-month period ended June 30, 2023.

In March 2023, the Company authorized and approved the Verde Clean Fuels, Inc. 2023 Omnibus Incentive Plan (the “2023 Plan”). On April 25, 2023, consistent with the terms of the 2023 Plan, the Company granted stock options to certain employees and officers and RSUs to non-employee directors In addition to stock options and RSUs, the 2023 Plan authorizes for the potential future grant of stock appreciation rights, restricted stock, performance awards, stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards to certain employees (including executive officers), consultants and non-employee directors, and is intended to align the interests of the Company’s service providers with those of the stockholders.

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

Recent Accounting Pronouncements

Management believes there is no new accounting guidance issued but not yet effective that would have a material impact to the Company’s current financial statements.

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

We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. The implementation of these remediation measures is in the early stages and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles and, as a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain and we may not fully remediate these material weaknesses during the year ending December 31, 2023. If the steps we take do not remediate the material weaknesses in a timely manner, there could be a reasonable possibility that these control deficiencies or others may result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price.

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

Risks Related to Intermediate

The following risk factors apply to our business and operations. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to the business, financial condition and prospects of Intermediate and our business, financial condition and prospects following the completion of the business combination. You should carefully consider the following risk factors in addition to the other information included in the 10-K for the year ended December 31, 2022 in Item 1A. “Risk Factors.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the financial statements of Intermediate and notes to the financial statements included herein.

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

For more information regarding risk factors, please refer to the Company’s Form 10-K filed on March 31, 2023.

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

August 14, 2023	VERDE CLEAN FUELS, INC.

	By:	/s/ Ernest Miller
Name: Ernest Miller
Title: Chief Executive Office and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)