Form 10-Q
period 2023-09-30
Verde Clean Fuels, Inc.
filed 2023-11-13
CIK 1841425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 9,387,836 shares of Class A common stock and 22,500,000 shares of Class C common stock of the registrant outstanding on November 13, 2023.

i

Item 1. Financial Statements

VERDE CLEAN FUELS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$31,153,940	$463,475
Restricted cash	100,000	-
Prepaid expenses	812,929	113,676
Deferred transaction costs	-	3,258,880
Deferred financing costs	28,847	6,277
Total current assets	32,095,716	3,842,308

Non-current assets:
Security deposits	268,669	258,000
Property, plant and equipment, net	8,374	7,414
Operating lease right-of-use assets, net	273,712	323,170
Intellectual patented technology	1,925,151	1,925,151
Total non-current assets	2,475,906	2,513,735
Total assets	$34,571,622	$6,356,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$475,119	$2,857,223
Accrued liabilities	2,250,687	762,119
Operating lease liabilities – current portion	255,078	237,970
Notes payable – insurance premium financing	-	11,166
Promissory note – related party	409,612	-
Income taxes payable	431,632	-
Total current liabilities	3,822,128	3,868,478

Non-current liabilities:
Contingent consideration	-	1,299,000
Operating lease liabilities	-	85,200
Total non-current liabilities	-	1,384,200
Total liabilities	3,822,128	5,252,678
Commitments and Contingencies (see Note 5)

Stockholders’ equity
Intermediate Member’s Equity	$-	$12,775,902
Class A common stock, par value $0.0001 per share, 9,387,836 shares issued and outstanding as of September 30, 2023	939	-
Class C common stock, par value $0.0001 per share, 22,500,000 shares issued and outstanding as of September 30, 2023	2,250	-
Additional paid in capital	34,737,203	-
Accumulated deficit	(23,275,942)	(11,672,537)
Noncontrolling interest	19,285,044	-
Total stockholders’ equity	30,749,494	1,103,365

Total liabilities and stockholders’ equity	$34,571,622	$6,356,043

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VERDE CLEAN FUELS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$2,511,176	$867,704	$9,234,697	$3,338,467
Contingent Consideration	-	(5,288,000)	(1,299,000)	(7,181,000)
Research and development expenses	78,314	72,548	246,788	242,353
Total Operating (income) loss	2,589,490	(4,347,748)	8,182,485	(3,600,180)

Other (income)	(144,004)	-	(238,891)	-
Interest Expense	67,430	-	236,699	-
Loss (income) before income taxes	2,512,916	(4,347,748)	8,180,293	(3,600,180)
Provision for income taxes	119,186	-	119,186	-
Net income (net loss)	$(2,632,102)	$4,347,748	$(8,299,479)	$3,600,180
Net income (loss) attributable to noncontrolling interest	$(1,858,910)	-	$(6,202,678)	-
Net income (loss) attributable to Verde Clean Fuels, Inc.	$(773,192)	$4,347,748	$(2,096,801)	$3,600,180

Earnings per share
Weighted average Class A common stock outstanding, basic and diluted	6,153,461	N/A	6,136,171	N/A
Loss per Share of Class A common stock	$(0.13)	N/A	$(0.34)	N/A

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VERDE CLEAN FUELS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Statement of Stockholders’ Equity for the Three months ended September 30, 2023

	Member’s	Preferred stock		Class A Common		Class C Common		Additional Paid In	Accumulated	Non controlling	Total Stockholders’
	Equity	Shares	Values	Shares	Values	Shares	Values	Capital	Deficit	Interest	Equity
Balance – June 30, 2023	$	-	$-	9,387,836	$939	22,500,000	$2,250	$34,460,323	$(22,502,750)	$21,143,954	$33,104,716
Stock-based compensation	-	-	-	-	-	-	-	276,880	-	-	276,880
Net income (loss)	-	-	-	-	-	-	-	-	(773,192)	(1,858,910)	(2,632,102)
Balance – September 30, 2023	$-	-	$-	9,387,836	$939	22,500,000	$2,250	$34,737,203	$(23,275,942)	$19,285,044	$30,749,494

Statement of Stockholders’ Equity for the Nine months ended September 30, 2023

	Member’s	Preferred stock		Class A Common		Class C Common			Additional Paid In	Accumulated	Non controlling	Total Stockholders’
	Equity	Shares	Values	Shares	Values	Shares	Values		Capital	Deficit	Interest	Equity
Balance - December 31, 2022	$9,500,000	-	$-	-	$-	-	$		$3,275,901	$(11,672,536)	$-	$1,103,365
Retroactive application of recapitalization	-	-	-	-	936	-		2,573	(3,509)	-	-	-
Adjusted beginning balance	9,500,000	-	-	-	936	-		2,573	3,272,392	(11,672,536)	-	1,103,365
Reversal of Intermediate original equity	(9,500,000)	-	-	-	(936)	-		(2,573)	(3,272,392)	11,672,536	-	(1,103,365)

Recapitalization transaction	-	-	-	9,358,620	936	22,500,000		2,250	15,391,286	(4,793,142)	25,487,723	36,089,053
Class A Sponsor earn out shares	-	-	-	-	-	-		-	5,792,000	(5,792,000)	-	-
Class C Sponsor earn out shares	-	-	-	-	-	-		-	10,594,000	(10,594,000)	-	-
Stock-based compensation	-	-	-	-	-	-		-	2,623,936	-	-	2,623,936
Warrant Exercise	-	-	-	29,216	3	-		-	335,981	-	-	335,984
Net income (loss)	-	-	-	-	-	-		-	-	(2,096,800)	(6,202,679)	(8,299,479)
Balance – September 30, 2023	$-	-	$-	9,387,836	$939	22,500,000		$2,250	$34,737,203	$(23,275,942)	$19,285,044	$30,749,494

Statement of Member’s Equity for the Three Months Ended September 30, 2022

	Member’s Equity	Accumulated Deficit	Total Member’s Equity
Balance – June 30, 2022	$11,083,880	$(15,139,398)	$(4,055,518)
Capital contribution	1,250,000	-	1,250,000
Unit-based compensation expense	103,103	-	103,103
Net income	-	4,347,748	4,347,748
Balance September 30, 2022	$12,436,983	$(10,791,650)	$1,645,333

Statement of Member’s Equity for the Nine Months Ended September 30, 2022

	Member’s Equity	Accumulated Deficit	Total Member’s Equity
Balance – December 31, 2021	$7,605,369	$(14,391,830)	$(6,786,461)
Capital contribution	3,750,000	-	3,750,000
Unit-based compensation expense	1,081,614	-	1,081,614
Net income	-	3,600,180	3,600,180
Balance September 30, 2022	$12,436,983	$(10,791,650)	$1,645,333

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VERDE CLEAN FUELS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(8,299,479)	$3,600,180
Adjustments to reconcile net loss to net cash used in operating activities
Contingent consideration	(1,299,000)	(7,181,000)
Depreciation	1,763	8,076
Unit-based compensation expense	2,623,936	1,081,614
Finance lease amortization	127,617	-
Amortization of right-of-use assets	216,743	177,671
Changes in operating assets and liabilities
Prepaid expenses	(699,253)	37,239
Accounts payable	284,132	100,162
Accrued liabilities	351,453	42,019
Security deposits	(10,669)	-
Income taxes payable	119,186	-
Other changes in operating assets and liabilities	333	-
Operating lease liabilities	(210,530)	(177,671)
Net cash used in operating activities	(6,793,768)	(2,311,710)

Cash flows from investing activities
Purchases of property, plant and equipment	(2,723)	(4,411)
Net cash used in investing activities	(2,723)	(4,411)

Cash flows from financing activities
PIPE proceeds	32,000,000	-
Cash received from Trust	19,031,516	-
Transaction expenses	(10,043,793)	-
BCF Holdings capital repayment	(3,750,000)	-
Repayments of notes payable - insurance premium financing	(11,166)	(71,505)
Repayments of the principal portion of finance lease liabilities	(44,469)	-
Deferred transaction costs	-	(6,273)
Deferred financing costs	(22,570)	(2,872)
Warrant exercises	335,984	-
Capital contributions	-	3,750,000
Net cash provided by financing activities	37,495,502	3,669,350

Net change in cash and restricted cash	30,699,011	1,353,229
Cash, beginning of year	463,475	87,638
CENAQ operating cash balance acquired	91,454	-
Cash and restricted cash, end of year	$31,253,940	$1,440,867

Supplemental cash flows
Non-cash income tax payable and deferred tax liability obtained from CENAQ	$312,446	-
Non-cash impact of debt issuance through the business combination	$409,612	-
Non-cash deferred transaction costs	-	$2,590,747
Non-cash deferred financing costs	-	$3,178

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

On February 15, 2023 (the “Closing Date”), Verde Clean Fuels finalized a business combination (the “Business Combination”) pursuant to that certain business combination agreement, dated as of August 12, 2022 by and among CENAQ Energy Corp. (“CENAQ”), Verde Clean Fuels OpCo, LLC, a Delaware limited liability company and a wholly owned subsidiary of CENAQ (“OpCo”), Bluescape Clean Fuels Holdings, LLC, a Delaware limited liability company (“Holdings”), Bluescape Clean Fuels Intermediate Holdings, LLC, a Delaware limited liability company (“Intermediate”), and CENAQ Sponsor LLC (“Sponsor”). Immediately upon the completion of the Business Combination, CENAQ was renamed to Verde Clean Fuels, Inc. The Business Combination is discussed further in Note 3.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements of Intermediate included in the Current Report on Form 8-K/A filed on April 7, 2023 and are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. The results of operations for an interim period may not give a true indication of results for a full year.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

Principles of Consolidation

The Company’s policy is to consolidate all entities that the Company controls by ownership interest or other contractual rights giving the Company control over the most significant activities of an investee. The consolidated financial statements include the accounts of Verde Clean Fuels and its subsidiaries: OpCo, Intermediate, Bluescape Clean Fuels Employee Holdings, LLC, Bluescape Clean Fuels EmployeeCo., LLC, Bluescape Clean Fuels, LLC, and Maricopa Renewable Fuels I, LLC. All intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has a restricted cash balance of $100,000 as of September 30, 2023 for a letter of credit, which is included in the determination of cash and restricted cash in the Consolidated Statements of Cash Flows. There were no other cash equivalents as of September 30, 2023 or December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of September 30, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of certain of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid expenses, and accrued expenses are estimated to approximate the carrying values as of September 30, 2023, and December 31, 2022, due to the short maturities of such instruments.

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

Antidilutive instruments including outstanding warrants, stock options, restricted stock units (“RSUs”) and earn out shares were excluded from diluted earnings per share for the three and nine-months ended September 30, 2023, because the inclusion of such instruments would be anti-dilutive. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and the applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). Management’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period-end date while the warrants are outstanding.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Reverse recapitalization

The Business Combination was accounted for according to a common control reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with US GAAP. This determination reflects Holdings having a majority of the voting power of Intermediate’s pre and post Business Combination operations and Intermediate’s management team retaining similar roles at Verde Clean Fuels. Further, Holdings continues to have control of the Board of Directors through its majority voting rights.

Under the guidance in ASC 805, “Business Combinations” (“ASC 805”), for transactions between entities under common control, the assets, liabilities and noncontrolling interests of CENAQ and Intermediate are recognized at their carrying amounts on the date of the business combination. Under this method of accounting, CENAQ is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the business combination is treated as the equivalent of Intermediate issuing stock for the net assets of CENAQ, accompanied by a recapitalization. The net assets of Intermediate are stated at their historical value within the consolidated financial statements with no goodwill or other intangible assets recorded.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset. The estimated useful lives of assets are as follows:

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

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2023	December 31, 2022
Accrued bonuses	$-	$86,120
Accrued legal fees	329,130	558,860
Accrued professional fees	214,686	107,022
Other accrued expenses	1,706,871	10,117
	$2,250,687	$762,119

Other accrued expenses as of the period ended September 30, 2023 consist primarily of an excise tax payment of $1.6 million due in April 2024, due to redemptions of Common A shares in connection with the Business Combination that closed on February, 15, 2023.

Leases

The Company accounts for leases under ASU 842, “Leases” (“ASC 842)”. The core principle of this standard is that a lessee should recognize the assets and liabilities that arise from leases by recognizing in the consolidated balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset (“ROU asset”) representing its right to use the underlying asset for the lease term. In accordance with the guidance of ASC 842, leases are classified as finance or operating leases, and both types of leases are recognized on the consolidated balance sheet.

Certain lease arrangements may contain renewal options. Renewal options are included in the expected lease term only if they are reasonably certain of being exercised by the Company.

The Company elected the practical expedient to not separate non-lease components from lease components for real-estate lease arrangements. The Company combines the lease and non-lease component into a single accounting unit and accounts for the unit under ASC 842 where lease and non-lease components are included in the classification of the lease and the calculation of the ROU asset and lease liability. In addition, the Company has elected the practical expedient to not apply lease recognition requirements to leases with a term of one year or less. Under this expedient, lease costs are not capitalized; rather, are expensed on a straight-line basis over the lease term. The Company’s leases do not contain residual value guarantees or material restrictions or covenants.

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

Impairment of Indefinite-Lived Intangible Assets

The Company’s intangible asset consists of its intellectual property and patented technology and is considered an indefinite lived intangible and is not subject to amortization. As of September 30, 2023, and December 31, 2022, the gross and carrying amount of this intangible asset was $1,925,151.

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

During the three and nine months ended September 30, 2023 and 2022, the Company did not record any impairment charges.

Impairment of Long-Term Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. During the three and nine months ended September 30, 2023 and 2022, the Company did not record any impairment charges.

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

On August 5, 2022, Holdings entered into an agreement with its management team whereby all outstanding unvested Series A Incentive Units and Founder Incentive Units became fully vested on the closing of the Business Combination. As part of the agreement, the priority of distributions under the Series A Incentive Units and Founders Incentive Units was also revised such that participants receive 10% of distributions after a specified return to Holdings’ Series A Preferred Unit holders (instead of 20%). Series A Incentive Units refers to 800 incentive units issued by Holdings on August 7, 2020 to certain members of management of Intermediate in compensation for their services. Founder Incentive Units refers to 1,000 incentive units issued by Holdings on August 7, 2020 to certain members of management of Intermediate in compensation for their services.

In connection with the close of the Business Combination, the Company accelerated the unvested service and performance-based units and recorded share-based payment expense within general and administrative expense of $2,146,792 during the nine months ended September 30, 2023. Performance conditions for the performance-based Founder Incentive Units had not and were unlikely to be met as of September 30, 2023. As such, no share-based compensation cost was recorded for these units.

2023 Equity-Based Awards

In March 2023, the Company authorized and approved the Verde Clean Fuels, Inc. 2023 Omnibus Incentive Plan (the “2023 Plan”). On April 25, 2023, the Company granted stock options to certain employees and officers and granted RSUs to non-employee directors, consistent with the terms of the 2023 Plan. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes model and the fair value of RSUs granted were determined by the value of the stock price on the date of the award, subject to a discount for lack of marketability (see Note 7).

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

The Company estimates the expected term of options granted based on peer benchmarking and expectations. Treasury yield curve rates are used for the risk-free interest rate in the option valuation model with maturities similar to the expected term of the options. Volatility is determined by reference to the actual volatility of several publicly traded peer companies that are similar to the Company in its industry sector. The Company does not anticipate paying cash dividends and therefore uses an expected dividend yield of zero in the option valuation model. Forfeitures are recognized as they occur. The Company assesses whether a discount for lack of marketability is applied based on certain liquidity factors. All equity-based payment awards subject to graded vesting based only on a service condition are amortized on a straight-line basis over the requisite service periods.

There is substantial judgment in selecting the assumptions which we use to determine the fair value of such equity awards and other companies could use similar market inputs and experience and arrive at different conclusions.

Contingent Consideration

Holdings had an arrangement payable to the Company’s CEO and a consultant whereby a contingent payment could become payable in the event that certain return on investment hurdles were met. On August 5, 2022, Holdings entered into an agreement with the Company’s management and CEO whereby if the Business Combination was completed, the Contingent Consideration would be forfeited.

For the three and nine months ended September 30, 2022, the Company remeasured the liability of this arrangement and reassessed the probability of the completion of the Business Combination. The Company reversed $5,288,000 and $7,181,000 of the accrued expense through earnings in the three and nine months ended September 30, 2022, respectively.

The Business Combination closed on February 15, 2023, and therefore the contingent consideration arrangement was terminated and no payments were made. Thus, the remaining $1,299,000 of accrued contingent consideration was reversed through earnings for the nine months ended September 30, 2023.

NOTE 3 – BUSINESS COMBINATION

On August 12, 2022, the Company entered into a business combination agreement (the “Business Combination Agreement”) by and among CENAQ Energy Corp., Verde Clean Fuels OpCo, LLC, a Delaware limited liability company and a wholly owned subsidiary of CENAQ, Bluescape Clean Fuels Holdings, LLC, a Delaware limited liability company, Bluescape Clean Fuels Intermediate Holdings, LLC, a Delaware limited liability company, and CENAQ Sponsor LLC. The Company consummated the Business Combination on February 15, 2023.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

ASC 850, “Related Party Disclosures” (“ASC 850”) provides guidance for the identification of related parties and disclosure of related party transactions. On February 15, 2023, the Company entered into a new promissory note with the Sponsor totaling $409,612 (the “New Promissory Note”). The New Promissory Note cancels and supersedes all prior promissory notes. The New Promissory note is non-interest bearing and the entire principal balance of the New Promissory Note is payable on or before February 15, 2024. The New Promissory Note is payable at Verde Clean Fuel’s election in cash or in Class A common stock at a conversion price of $10.00 per share.

The Company has a related party relationship with Holdings whereby Holdings holds a majority ownership in the Company via voting shares and has control of its Board of Directors. Further, Holdings possesses 3,500,000 earn out shares.

NOTE  5 – COMMITMENTS AND CONTINGENCIES

Leases

The Company determines if an arrangement is, or contains, a lease at inception based on whether that contract conveys the right to control the use of an identified asset in exchange for consideration for a period of time. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. For all lease arrangements with a term of greater than 12 months, the Company presents at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

The Company leases office space and other office equipment under operating lease arrangements with initial terms greater than twelve months. The office lease was extended until 2024. Office space is leased to provide adequate workspace for all employees.

In October 2022, the Company entered into a 25-year land lease in Maricopa, Arizona with the intent of building a renewable gasoline processing facility. The commencement date of the lease was in February 2023 as control of the identified asset did not transfer to the Company on the effective date of the lease. As such, the Company did not record a ROU asset nor a lease liability as of December 31, 2022, specific to the land lease. At inception, the present value of the minimum lease payments exceeded the fair value of the land, and, accordingly, the lease was classified as a finance lease. The lease expires in 2047 and contains a single four-year renewal option. The exercise of the lease renewal is at the Company’s discretion; however, management is not reasonably expected to exercise the option; thus, the option is not included within the lease term. Renewal periods are included in the expected lease term only if they are reasonably certain of being exercised by the Company.

On August 31, 2023, the Company terminated the land lease in Maricopa, Arizona. In connection with the termination, the Company incurred a termination fee of three months’ base rent. The termination is effective four months after the termination notice; thus, the Company has a continued right-of-use and obligation to make rental payments for use of the land through December 31, 2023. The Company accounted for the termination with a continued right-of-use as a lease modification resulting in a reclassification of the lease from finance to operating as of the lease modification date. Accordingly, the Company incurred finance lease costs during the three months ended September 30, 2023 up to the modification date. The Company expects to incur operating lease costs subsequent to the modification until lease termination. As the lease was classified as an operating lease as of August 31, 2023, the lease is presented as an operating lease within these unaudited consolidated financial statements as of September 30, 2023.

Lease costs for the Company’s operating and finance leases are presented below.

Lease Cost	Statements of Operations Classification	Three Months Ended September 30, 2023
Amortization of finance lease right-of-use asset	General and administrative expense	$36,462
Interest on finance lease liability	General and administrative expense	67,430
Total finance lease cost	General and administrative expense	103,892

Operating lease cost	General and administrative expense	106,689
Variable lease cost	General and administrative expense	38,861
Total lease cost		$249,442

Lease Cost	Statements of Operations Classification	Nine Months Ended September 30, 2023
Amortization of finance lease right-of-use asset	General and administrative expense	$127,617
Interest on finance lease liability	General and administrative expense	236,698
Total finance lease cost	General and administrative expense	364,315

Operating lease cost	General and administrative expense	229,913
Variable lease cost	General and administrative expense	112,869
Total lease cost		$707,097

Lease Cost	Statements of Operations Classification	Three Months Ended September 30, 2022
Operating lease cost	General and administrative expense	$60,179
Variable lease cost	General and administrative expense	39,205
Total lease cost		$99,384

Lease Cost	Statements of Operations Classification	Nine Months Ended September 30, 2022
Operating lease cost	General and administrative expense	$177,671
Variable lease cost	General and administrative expense	116,013
Total lease cost		$293,684

Maturities of the Company’s operating and finance leases as of September 30, 2023 are presented below.

	As of September 30, 2023
Maturity of lease liabilities	Operating	Finance
2023	$172,478	$-
2024	85,970	-
2025	-	-
2026	-	-
Thereafter	-	-
Total future minimum lease payments	258,448	-
Less: interest	(3,369)	-
Present value of lease liabilities	$255,078	$-

Supplemental information related to the Company’s operating and finance lease arrangements was as follows:

	As of	As of
Operating lease - supplemental information	September 30, 2023	September 30, 2022
Right-of-use assets obtained in exchange for operating lease	$273,712	$137,907
Remaining lease term - operating lease	5.2 months	7 months
Discount rate - operating lease	7.50%	7.50%

Contingencies

The Company is not party to any litigation.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment are as follows:

	September 30, 2023	December 31, 2022
Computers, office equipment and hardware	$14,184	$11,461
Furniture and fixtures	1,914	1,914
Machinery and equipment	36,049	36,048

Property, plant and equipment	52,147	49,423
Less; accumulated depreciation	43,773	42,009

Property, plant and equipment, net	$8,374	$7,414

Depreciation expense was $603 and $1,764 for the three and nine months ended September 30, 2023, respectively, and was $4,679 and $10,033 for the three and nine months ended September 30, 2022, respectively.

NOTE 7 – STOCKHOLDER’S EQUITY

Earnout Consideration

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

As consideration for the contribution of the equity interests in Intermediate, Holdings received earnout consideration (the “Holdings earnout”) of 3,500,000 shares of Class C common stock and a corresponding number of Class C OpCo Units, subject to vesting with the achievement of separate market conditions. One half of the Holdings earnout shares will meet the market condition when the volume-weighted average share price (“VWAP”) of the Class A Common stock is greater than or equal to $15.00 per share for any 20 trading days within any period of 30 consecutive trading days within five years of the Closing Date. The second half will vest when the VWAP of the Class A Common stock is greater than or equal to $18.00 per share over the same measurement period.

Additionally, the Sponsor received earnout consideration (the “Sponsor earnout”) of 3,234,375 shares of Class A common stock subject to forfeiture, which will no longer be subject to forfeiture with the achievement of separate market conditions (the “Sponsor Shares”). One half of the Sponsor earnout will no longer be subject to forfeiture if the VWAP of Class A common stock is greater than or equal to $15.00 per share for any 20 trading days within any period of 30 consecutive trading days within five years of the Closing Date. The second half will no longer be subject to forfeiture when the VWAP of the Class A common stock is greater than or equal to $18.00 per share over the same measurement period.

Notwithstanding the forgoing, the Holdings earnout and Sponsor earnout shares will vest in the event of a sale of the Company at a price that is equal to or greater than the redemption price payable to the buyer of the Company. The earn out consideration was issued in connection with the Business Combination on February 15, 2023. Holdings earn out shares are neither issued nor outstanding as of September 30, 2023 as the performance requirements for vesting were not achieved. All Sponsor Shares granted in connection with the Business Combination are issued and outstanding as of September 30, 2023. Sponsor Shares subject to forfeiture pursuant to the above terms that do not vest in accordance with such terms shall be forfeited.

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

Based on the Class A common stock trading price the market conditions were not met and no earnout shares vested as of September 30, 2023.

Share-based Compensation

Compensation expense related to share-based compensation arrangements is included within general and administrative expenses. The total compensation expense incurred related to the Company’s equity-based compensation plans was $276,880 and $2,623,936 for the three and nine months ended September 30, 2023. As a taxable event has not occurred, the income tax benefits for these awards were zero for the three and nine months ended September 30, 2023.

Share-based compensation costs incurred in the three and nine months ended September 30, 2022 were $103,103 and $1,081,614, respectively.

Incentive Units

The Holdings equity compensation instruments consisted of 1,000 authorized and issuable Series A Incentive Units and 1,000 authorized and issuable Founder Incentive Units. Both Series A Incentive Unit holders and Founders Incentive Unit holders participated in earnings and distributions after a specified return to the Series A Preferred Unit holders. The Series A Incentive Units were deemed to be service-based awards under ASC 718 due to vesting conditions. Vesting of the service-based units was to occur in equal installments of 25% on each of the first through fourth anniversaries of the August 7, 2020 grant date, subject to the participant’s continuous service through such dates. The Founder Incentive Units were deemed to be performance-based based units as no vesting conditions existed.

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

There were 800 Series A Incentive Units granted by Holdings in August of 2020 and 400 were unvested as of December 31, 2022. As the award recipients resided on subsidiaries of Intermediate and provided service to the Company, the Company recognized $103,103 and $1,081,614 of compensation expense related to the awards during the three and nine months ended September 30, 2022, respectively.

There were 1,000 Founder Incentive Units issued in August of 2020 by Holdings and 1,000 were unvested as of December 31, 2022. No compensation expense was recorded related to these awards during the three and nine months ended September 30, 2022 as performance conditions had not, and were unlikely to be met.

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

In connection with the closing of the Business Combination, and as a result of the August 5, 2022 amendments, all of the outstanding and unvested the Series A Incentive Units and Founder Incentive Units became fully vested. As such, the Company accelerated the remaining service-based share-based payment expense related to these awards of $2,146,792. The share-based payment expense was included in general and administrative expenses for the nine months ended September 30, 2023. Performance conditions for the performance-based Founder Incentive Units had not, and were unlikely to be met as of September 30, 2023. As such, no share-based compensation cost was recorded for these units.

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

The fair value of stock options granted in 2023 were determined using the following assumptions as of the grant date:

Risk-free interest rate	3.4%
Expected term	7 years
Volatility	48.2%
Dividend yield	Zero
Discount for lack of marketability	5%

The table below presents activity related to stock options awarded for the nine months ended September 30, 2023:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2022	-	-	-
Granted	1,236,016	11.00	7.00
Exercised	-	-	-
Forfeited / expired	-	-	-
Outstanding as of September 30, 2023	1,236,016	11.00	6.58
Vested as of September 30, 2023	-	-	-
Unvested as of September 30, 2023	1,236,016	-	6.58
Exercisable as of September 30, 2023	-	-	-

Stock-based compensation expense related to stock options was $122,829 and $211,670 for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, unrecognized compensation expense related to unvested stock options was $1,753,596. The remaining compensation cost is expected to be recognized over a weighted-average period of 3.57 years. There were no vested stock options outstanding as of September 30, 2023.

Restricted Stock Units

RSUs represent an unsecured right to receive one share of the Company’s common stock equal to the value of the common stock on the settlement date. RSUs have a zero-exercise price and vest over time in whole after the first anniversary of the date of grant subject to continuous service through the vesting date.

The fair value of RSUs granted in 2023 were determined by the value of the stock price on the date of the award, subject to a discount for lack of marketability of 13% for a per unit value of $4.35. The discount due to lack of marketability was applied because of the limited trading activity of the Company’s public equity.

RSU activity for the nine months ended September 30, 2023 is as follows:

Time-based restricted stock units
Unvested, December 31, 2022	-
Granted in the nine months ended September 30, 2023	141,656
Vested	-
Forfeited	-
Unvested September 30, 2023	141,656

For RSUs, the compensation expense was $154,051 and $265,474 for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, unrecognized compensation expense related to unvested RSUs was $350,730. The remaining compensation cost is expected to be recognized over a weighted-average period of 0.57 years.

To date, the Company has not granted RSUs which vest based on the achievement of certain market or performance metrics.

Recast of Intermediate Equity

The Business Combination was structured as a reverse merger and recapitalization, which results in a common control arrangement where Holdings, the party that controls the reporting entity prior to the Business Combination, continues to control the Company immediately after the Business Combination. As such, there is not a new basis of accounting and the financial statements of the combined company represent a continuation of the financial statements of Intermediate where assets and liabilities of Intermediate continue to be reported at historical value. However, the reverse recapitalization requires a recast of Intermediate’s equity and earnings per share and is adjusted to reflect the par value of the outstanding capital stock of CENAQ. For periods before the reverse recapitalization, shareholders’ equity of Intermediate is presented based on the historical equity of Intermediate restated using the exchange ratio to reflect the equity structure of CENAQ.

Management evaluated the impact of the number of shares issued by CENAQ to affect the Business Combination in exchange for the shares of Intermediate (“the exchange ratio”) and concluded the recast of historical equity based on the exchange ratio did not result in a significant impact to historical equity.

NOTE 8 – WARRANTS

There are 15,383,263 warrants currently outstanding. Each warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the Business Combination. However, no warrants will be exercisable for cash unless there is an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Class A common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of Class A common stock for the 5 trading days ending on the trading day prior to the date of exercise. The warrants will expire on the fifth anniversary of our completion of an initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Warrants were exercised on various dates during the nine months ended September 30, 2023 whereby the total number of warrants exercised was 29,216 resulting in 29,216 Class A common shares issued. The Company received cash of $335,984 related to the warrant exercise as of September 30, 2023.

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

The Company’s effective tax rate was (2.08%) for the three and nine months ended September 30, 2023. The effective income tax rate differed significantly from the statutory rates, primarily due to the losses allocated to non-controlling interests, the recognition of a valuation allowance as a result of the Company’s new tax structure, and a return to provision adjustment.

The Company has assessed the realizability of its net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against its deferred tax assets as of September 30, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. Federal, state and local income tax returns that may be subject to audit in future periods. No U.S. Federal, state and local income tax returns are currently under examination by the respective taxing authorities.

For the year ended December 31, 2022, CENAQ’s former Trust assets were invested in income generating U.S. Treasury bills. As a result of the investment income, CENAQ generated a Federal income tax liability of $431,632 for the December 31, 2022 taxable year. CENAQ’s Federal income tax payable survived the Business Combination and still remains on the Company’s balance sheet as of September 30, 2023.

Tax receivable agreement

On the Closing Date, in connection with the consummation of the Business Combination and as contemplated by the Business Combination Agreement, Verde Clean Fuels entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Holdings (together with its permitted transferees, the “TRA Holders,” and each a “TRA Holder”) and the Agent (as defined in the Tax Receivable Agreement). Pursuant to the Tax Receivable Agreement, Verde Clean Fuels is required to pay each TRA Holder 85% of the amount of net cash savings, if any, in U.S. federal, state and local income and franchise tax that Verde Clean Fuels actually realizes (computed using certain simplifying assumptions) or is deemed to realize in certain circumstances in periods after the Closing Date as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of Verde Clean Fuels’ acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Class C OpCo Units pursuant to the exercise of the OpCo Exchange Right, a Mandatory Exchange or the Call Right (each as defined in the Amended and Restated LLC Agreement of OpCo) and (ii) imputed interest deemed to be paid by Verde Clean Fuels as a result of, and additional tax basis arising from, any payments Verde Clean Fuels makes under the Tax Receivable Agreement. Verde Clean Fuels will retain the benefit of the remaining 15% of these net cash savings. The Tax Receivable Agreement contains a payment cap of $50,000,000, which applies only to certain payments required to be made in connection with the occurrence of a change of control. The payment cap would not be reduced or offset by any amounts previously paid under the Tax Receivable Agreement or any amounts that are required to be paid (but have not yet been paid) for the year in which the change of control occurs or any prior years.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2023, the Company did not have any assets or liabilities measured at fair value on a recurring basis as earn out shares and warrants are equity classified and therefore are not measured at fair value.

The Company measured the liability for contingent consideration as of December 31, 2022 using Level 3 inputs and valued the contingent consideration at $1,299,000. There was no contingent consideration liability as of September 30, 2023 as this liability was reversed and recognized in earnings during the nine month period ended September 30, 2023 as a result of the close of the Business Combination.

NOTE 11 – LOSS PER SHARE

Prior to the reverse recapitalization in connection with the Business Combination, all net loss was attributable to the noncontrolling interest. For the periods prior to February 15, 2023, earnings per share was not calculated because net income prior to the Business Combination was attributable entirely to Intermediate. Further, prior to the consummation of the Business Combination, the Intermediate ownership structure included equity interests held solely by Holdings. The Company analyzed the calculation of earnings per share for comparative periods presented and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, the earnings per share information has not been presented for the three and nine months ended September 30, 2022.

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

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The following table sets forth the computation of net loss used to compute basic net loss per share of Class A common stock for the three and nine months ended September 30, 2023.

Three months ended September 30, 2023
Net income (loss) attributable to Verde Clean Fuels, Inc.	$(773,192)
Basic weighted-average shares outstanding	6,153,461
Dilutive effect of share-based awards	-
Diluted weighted-average shares outstanding	$6,153,461
Basic income per share	$(0.13)
Diluted income per share	$(0.13)

Nine months ended September 30, 2023
Net income (loss) attributable to Verde Clean Fuels, Inc.	$(2,096,801)
Basic weighted-average shares outstanding	6,136,171
Dilutive effect of share-based awards	-
Diluted weighted-average shares outstanding	$6,136,171
Basic income per share	$(0.34)
Diluted income per share	$(0.34)

The Company’s stock options, warrants, and earnout shares could have the most significant impact on diluted shares should the instruments represent dilutive instruments. However, securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

As of
September 30, 2023
Warrants	15,383,263
Earnout Shares	3,234,375
Convertible debt	40,961
Stock options	1,236,016
Time based RSUs	141,656
Total anti-dilutive instruments	20,036,271

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date which the consolidated financial statements were issued. There were no subsequent events or transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Verde Clean Fuels, Inc. (formerly known as CENAQ Energy Corp.). References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The most significant change in Verde Clean Fuel’s reported financial position and results is a net increase in cash (as compared to Intermediate’s financial position as of December 31, 2022) of $37.3 million, consisting of $32.0 million in PIPE Financing proceeds, $19.0 million from the trust, and $91 thousand from the CENAQ operating account, offset by $10.0 million in transaction expenses which were recorded as a reduction to additional paid in capital, and offset by a $3.75 million capital repayment to Holdings.

On February 15, 2023, CENAQ completed the Business Combination. Immediately upon the completion of the Business Combination, CENAQ was renamed Verde Clean Fuels Inc.

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

We are redefining liquid fuels technology through our proprietary and innovative STG+® process to deliver scalable and cost-effective renewable gasoline. We acquired our STG+® technology from Primus, a company established in 2007 that developed the patented STG+® technology to convert syngas into gasoline or methanol. Since acquiring the technology, we have adapted the application of our STG+® technology to focus on the renewable energy industry. This adaptation requires a third-party gasification system to produce acceptable synthesis gas from these renewable feedstocks. Our proprietary STG+® system converts the syngas into gasoline.

We have made significant progress towards commercializing the first STG+® based commercial production facility in the United States. We have several renewable gasoline projects and flare mitigating natural gas to gasoline projects, in various early stages of development.

Over $110 million has been invested in our technology, primarily by our predecessor owners, including our which has completed over 10,500 hours of operation producing gasoline or methanol. Our demonstration facility represents the scalable nature of our operational modular commercial design which has fully integrated reactors and recycle lines and is designed with key variables, like gas velocity and catalyst bed length, at a 1-to-1 scale with our commercial design. We have also participated in carbon lifecycle studies to validate the carbon intensity score (“CI score”) and reduced lifecycle emissions of our renewable gasoline as well as fuel, blending and engine testing to validate the specification and performance of our gasoline product. We believe our renewable gasoline exhibits a significant lifecycle carbon emissions reduction compared to traditional petroleum-based gasoline. As a result, we believe our gasoline produced from renewable feedstock, such as biomass, will qualify under the Federal Renewable Fuel Standard (“RFS”) for the D3 RIN (a carbon credit), which can have significant value. Similarly, gasoline produced from our process may also qualify for various state carbon programs, including California’s Low Carbon Fuel Standards (“LCFS”). Unlike many other gas-to-liquids technologies, not only can our STG+® process produce renewable gasoline from syngas, but we expect it will be able to be applied at other production facilities to produce other end products including methanol. In addition to our initial focus on the production of renewable gasoline, there is opportunity to continue to develop additional process technology to produce middle distillates including sustainable diesel and sustainable aviation fuel. As of September 30, 2023, the Company has not derived revenue from its principal business activities. The Company is managed as an integrated business and consequently, there is only one reportable segment.

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

Commencing and Expanding Commercial Operations

In April 2022, we commenced a pre-front-end engineering and design (“FEED”) study for the Maricopa, Arizona facility. While we have not abandoned a potential project in Maricopa, AZ, we have refocused on projects that we believe have quicker paths to commercial operations. We believe our commercialization activities are being completed at a pace that can support first commercial production of renewable gasoline as early as 2026.

We have three additional production facilities planned and four additional identified potential production facility development opportunities. We believe the number of planned and identified potential production facilities bode well for our potential future success.

Verde and Cottonmouth Ventures have completed a preliminary evaluation of several possible Permian Basin locations, including a review of natural gas supply and available utilities, and the parties have selected the first development location for a potential joint project. The proposed facility would utilize undervalued Permian Basin gas and mitigate flaring and pipeline congestion in the region. Verde expects to enter into a Joint Development Agreement with Cottonmouth Ventures to proceed with Front End Engineering and Design (FEED), permitting, and other development activities required for Final Investment Decision (FID). Project Final Investment Decision (“FID”) is targeted for late 2024, with operations expected to being in mid-2026.

 On August 1, 2023, the Company announced a Carbon Dioxide Management Agreement (“CDMA”) with Carbon TerraVault JV HoldCo, LLC (“CTV JV”), a carbon management partnership focused on carbon capture and sequestration development formed between Carbon TerraVault, a subsidiary of California Resources Corporation (“CRC”), and Brookfield Renewable.

Under the terms of the non-binding agreement, the Company expects to construct a new renewable gasoline production facility at CRC’s existing Net Zero Industrial Park in Kern County, California. The plant is expected to capture carbon dioxide and produce renewable gasoline from biomass and other agricultural waste feedstock to help support the further decarbonization of California’s economy and its transportation sector. The project is expected to produce approximately 7 million gallons per year of renewable gasoline for use as transportation fuel. Project FID is targeted for mid-2025, with operations expected to begin in the second half of 2027.

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

Results of Operations

Comparison of the three months ended September 30, 2023 and September 30, 2022

	Three months ended	Three months ended
	September 30, 2023	September 30, 2022
General and administrative expenses	$2,511,176	$867,704
Contingent Consideration	-	(5,288,000)
Research and development expenses	78,314	72,548
Total Operating (income) expenses	2,589,490	(4,347,748)

Other (income)	(144,004)	-
Interest expense	67,430	-
Loss (income) before income taxes	2,512,916	(4,347,748)
Provision for income taxes	119,186	-
Net loss (income)	$2,632,102	$(4,347,748)

General and Administrative

General and administrative expense increased approximately $1.6 million, or 189%, from $868 thousand for the three months ended September 30, 2022 to $2.5 million for the three months ended September 30, 2023, primarily due to an increase in professional fees of $0.7 million, including accounting, legal and directors’ fees, higher insurance costs of $0.4 million, higher share-based payment expense of $0.2 million and other miscellaneous general and administrative expenses of $0.3 million.

Contingent Consideration

The $5.3 million reduction to operating expenses associated with contingent consideration for the three months ended September 30, 2022 reflects the reversal of a portion of an accrual made by Holdings for certain contingent payments as a result of an assessment of the probability of completing the Business Combination (see Note 2 to the unaudited consolidated financial statements).

Research and Development

R&D expense increased approximately $6 thousand, or 8%, from $72 thousand for the three months ended September 30, 2022 to $78 thousand for the three months ended September 30, 2023. The increase in R&D expense was primarily due to higher operating costs associated with the Company’s demonstration plant in New Jersey.

Other Income

Other income was primarily attributable to interest earned on approximately $37 million in cash received as a result of the business combination, which closed on February 15, 2023.

Interest Expense

The increase in interest expense was attributable to the Company’s finance lease liability (see Note 5 to the unaudited consolidated financial statements).

Provision for Income Taxes

Income tax expense increased due to changes in estimate related to the Company’s 2022 tax obligation.

Comparison of the nine months ended September 30, 2023 and September 30, 2022

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
General and administrative expenses	$9,234,697	$3,338,467
Contingent Consideration	(1,299,000)	(7,181,000)
Research and development expenses	246,788	242,353
Total Operating (income) expenses	8,182,485	(3,600,180)

Other (income)	(238,891)	-
Interest expense	236,699	-
Loss (income) before income taxes	8,180,293	(3,600,180)
Provision for income taxes	119,186	-
Net loss (income)	$8,299,479	$(3,600,180)

General and Administrative

General and administrative expense increased approximately $5.9 million, or 177%, from $3.3 million for the nine months ended September 30, 2022 to $9.2 million for the nine months ended September 30, 2023. The increase was primarily due to higher professional fees of $2.6 million, including accounting, legal and directors’ fees, greater share-based compensation expense of $1.5 million, greater insurance expense of $1.0 million, and other miscellaneous general and administrative expenses of $0.8 million related to rent, depreciation and amortization.

Contingent Consideration

The $5.9 million reduction to operating expenses associated with contingent consideration for the nine months ended September 30, 2023 reflects the reversal of the remaining accrual made by Holdings for certain contingent payments due to a contractual forfeiture of the payments following the close of the Business Combination on February 15, 2023. The $5.9 million reduction to operating expenses associated with contingent consideration for the nine months ended September 30, 2022 reflects the reversal of a portion of the accrual made by Holdings as a result of an assessment of the probability of completing the Business Combination (see Note 2 to the unaudited consolidated financial statements).

Research and Development

R&D expense remained consistent between the nine months September 30, 2022 and the nine months ended September 30, 2023. R&D expense consists primarily of outside consulting expenses related to R&D projects.

Other Income

Other income was primarily attributable to interest earned on approximately $37 million in cash received as a result of the Business Combination, which closed on February 15, 2023.

Interest Expense

The increase in interest expense was attributable to the Company’s finance lease liability (see Note 5 to the unaudited consolidated financial statements).

Provision for Income Taxes

Income tax expense increased due to changes in estimate related to the Company’s 2022 tax obligation.

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

To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we are able to commercialize our first production facility. Since inception, we have incurred significant operating losses, have an accumulated deficit of $23.3 million as of September 30, 2023 and negative operating cash flow during the nine months ended September 30, 2023 and 2022. Management expects that operating losses and negative cash flows may increase because of additional costs and expenses related to the development of technology and the development of market and strategic relationships with other companies. Our continued solvency is dependent upon our ability to obtain additional working capital to complete our product development, to successfully achieve commerciality of our projects.

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

Summary Statement of Cash Flows for the Nine Months Ended September 30, 2023 and September 30, 2022

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	For the Nine Months Ended
	2023	2022
Net cash used in operating activities	$(6,793,768)	$(2,311,710)
Net cash used in investing activities	(2,723)	(4,411)
Net cash provided by financing activities	37,495,502	3,669,350
Net increase (decrease) in cash and restricted cash	$30,699,011	$1,353,229

Cash Flows used in Operating Activities

Net cash used in our operating activities increased $4.5 million during the nine months ended September 30, 2023 versus the same period in 2022, which primarily was due to incurring additional professional fees of $2.6 million primarily attributable to the business combination. Other uses of cash include increases in directors and officers insurance of $1 million.

Cash Flows used in Investing Activities

Net cash used in investing activities was consistent during both the nine months ended September 30, 2023 and 2022.

Cash Flows from Financing Activities

Net cash provided by financing activities increased approximately $33.8 million during the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to the close of the Business Combination on February 15, 2023, which raised $37.3 million.

Commitments and Contractual Obligations

On October 17, 2022, we entered into a 25-year land lease in Maricopa, Arizona with the intent of building a biofuel processing facility. The commencement date of the lease occurred in February 2023 contemporaneous with the Company obtaining control of the identified asset. The Company terminated the lease during the third quarter of 2023 and expects to exit the lease as of December 31, 2023. Accordingly, the Company reversed a substantial portion of the existing right-of-use asset and lease liability and reclassified the lease from finance to operating as of September 30, 2023. See Note 5 to the unaudited consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2023, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with US GAAP as determined by the FASB’s ASC. The preparation of financial statements in conformity with US GAAP requires the Company to adopt accounting policies and make estimates and assumptions that affect amounts reported on the unaudited consolidated financial statements. For a discussion of our critical accounting policies, see “Critical Accounting Policies Before the Business Combination” and “Critical Accounting Policies After the Business Combination” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Impairment of Intangible Assets

The Company’s intangible asset consists of its intellectual property and patented technology and is considered an indefinite lived intangible and is not subject to amortization. As of September 30, 2023, and December 31, 2022, the gross and carrying amount of this intangible asset was $1,925,151.

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

During the three and nine months ended September 30, 2023 and 2022, the Company did not record any impairment charges.

Impairment of Long-Term Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. During the three and nine months ended September 30, 2023 and 2022, the Company did not record any impairment charges.

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

The Company accelerated share-based payment expense related to service-based units during the three-month period ended March 31, 2023 in connection with the Business Combination totaling $2.1 million. No service-based or performance-based incentive units were granted during the three- and nine-month periods ended September 30, 2023.

In March 2023, the Company authorized and approved the 2023 Plan. On April 25, 2023, consistent with the terms of the 2023 Plan, the Company granted stock options to certain employees and officers and RSUs to non-employee directors. In addition to stock options and RSUs, the 2023 Plan authorizes for the potential future grant of stock appreciation rights, restricted stock, performance awards, stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards to certain employees (including executive officers), consultants and non-employee directors, and is intended to align the interests of the Company’s service providers with those of the stockholders.

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

Recent Accounting Pronouncements

Management believes there is no new accounting guidance issued but not yet effective that would have a material impact to the Company’s current consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed and summarized within the time periods specified in the SEC’s rules and forms. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, we have taken the necessary steps to design our disclosure controls and procedures to attain a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

Our management is implementing a plan to mitigate risks associated with disclosure controls and procedures. The status of our plan is as follows:

●	Designed and implemented a risk assessment process supporting the identification of risks facing the Company.

●	Designed controls to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda addressing these issues.

●	Hired additional experienced accounting, financial reporting and internal control personnel and changing roles and responsibilities of our personnel as required to comply with Section 404 of the Sarbanes Oxley Act of 2002.

●	In the process of implementing controls to enable an accurate and timely review of accounting records that support our accounting processes and maintenance of documents for internal accounting reviews.

Aside from the update detailed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 (e) and 15d-15 (e) of the Exchange Act during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 13, 2023	VERDE CLEAN FUELS, INC.

	By:	/s/ Ernest Miller
Name: Ernest Miller
Title: Chief Executive Office and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)