Form 10-K
period 2023-12-31
Verde Clean Fuels, Inc.
filed 2024-03-28
CIK 1841425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 001-40743

Verde Clean Fuels, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-1863331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

711 Louisiana St, Suite 2160 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (469) 398-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	VGAS	The Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	VGASW	The Nasdaq Capital Market

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock outstanding held by non-affiliates of the registrant was approximately $55.9 million (based on the closing sales price of the Class A common stock on June 30, 2023 of $6.51 per share as reported on the NASDAQ Stock Market).

There were 9,428,797 Class A common stock shares and 22,500,000 Class C common stock shares of the registrant outstanding on March 28, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the Registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K (this “Report”).

Verde Clean Fuels, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2023

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Verde Clean Fuels Inc’s (“the Company”) forward-looking statements include, but are not limited to, statements regarding the Company’s or the Company’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the control of the Company, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Important factors, among others, that may affect actual results or outcomes include:

●	the financial and business performance of the Company;

●	the ability to maintain the listing of the Class A Common Stock and the Verde Clean Fuels warrants on Nasdaq, and the potential liquidity and trading of such securities;

●

the failure to realize the anticipated benefits of the business combination that the Company consummated on February 15, 2023 (the “Business Combination”), which may be affected by, among other things, competition;

●	the Company’s ability to develop and operate anticipated and new projects;

●	the Company’s ability to obtain financing for future projects;

●	the reduction or elimination of government economic incentives to the renewable energy market;

●	delays in acquisition, financing, construction and development of new projects;

●	the length of development cycles for new projects, including the design and construction processes for the Company’s projects;

●	the Company’s ability to identify suitable locations for new projects;

●	the Company’s dependence on suppliers;

●	existing laws and regulations and changes to laws, regulations and policies that affect the Company’s operations;

●	decline in public acceptance and support of renewable energy development and projects;

●	demand for renewable energy not being sustained;

●	impacts of climate change, changing weather patterns and conditions, and natural disasters;

●	the ability to secure necessary governmental and regulatory approvals;

●	The ability to qualify for federal or state level low-carbon fuel credits or other carbon credits;

●	any decline in the value of federal or state level low-carbon fuel credits or other carbon credits and the development of the carbon credit markets;

●	risks relating to the Company’s status as a development stage company with a history of net losses and no revenue;

●	risks relating to the uncertainty of success or delays of the Company’s research and development efforts;

●	disruptions in the supply chain, fluctuation in price of product inputs, and market conditions and global and economic factors beyond the Company’s control;

●	the Company’s success in retaining or recruiting, or changes required in, its officers, key employees or directors;

●	the ability of the Company to execute its business model, including market acceptance of gasoline derived from renewable feedstocks;

●	litigation and the ability to adequately protect intellectual property rights;

●	competition from companies with greater resources and financial strength in the industries in which the Company operates;

●	the effect of legal, tax and regulatory changes; and

●	other factors detailed under the section titled “Risk Factors.”

The forward-looking statements contained in this Report are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (many of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described or incorporated by reference under the heading “Risk Factors” below. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that the Company considers immaterial or which are unknown. It is not possible to predict or identify all such risks. The Company will not and does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Report. Some of the more significant risks include the following:

●	Our commercial success depends on our ability to develop and operate production facilities for the commercial production of renewable gasoline;

●	Our limited history, lack of revenue and limited liquidity makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment;

●	We may be unable to qualify for existing federal or state level low-carbon fuel credits or other carbon credits and the carbon credit markets may not develop as quickly or efficiently as we anticipate or at all;

●	Significant capital investment is required to develop and conduct our operations and we intend to raise additional funds through debt financing for our planned operations and these funds may not be available when needed;

●	In order to construct new commercial production facilities, we typically face a long and variable design, fabrication, and construction development cycle that requires significant resource commitments and may create fluctuations in whether and when revenue is recognized, and may have an adverse effect on our business;

●	We have entered into relatively new markets for renewables, including renewable natural gas, renewable gasoline and biofuel and these new markets are highly volatile and have significant risk associated with current market conditions;

●	Fluctuations in the price of product inputs, including renewable feedstocks, natural gas and other feedstocks, may affect our cost structure;

●	Fluctuations in petroleum prices and customer demand patterns may reduce demand for renewable fuels and bio-based chemicals and a prolonged environment of low petroleum prices or reduced demand for renewable fuels or biofuels could have a material adverse effect on our long-term business prospects, financial condition and results of operations;

●	We may face substantial competition from companies with greater resources and financial strength, which could affect our performance and growth;

●	Our proposed growth projects may not be completed or, if completed, may not perform as expected and our project development activities may consume a significant portion of our management’s focus, and if not successful, reduce our profitability;

●	We may not be able to develop, maintain and grow strategic relationships, identify new strategic relationship opportunities, or form strategic relationships, in the future;

●	Fluctuations in the price and availability of energy to power our facilities may harm out performance;

●	We may be subject to liabilities and losses that may not be covered by insurance;

●	Renewable gasoline has not previously been used as a commercial fuel in significant amounts, its use subjects us to product liability risks and we may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims;

●	Failure of third parties to manufacture quality products or provide reliable services in accordance with schedules, prices, quality and volumes that are acceptable to us could cause delays in developing and operating our commercial production facilities, which could damage our reputation, adversely affect our partner relationships or adversely affect our growth;

●	We may be unable to successfully perform under future supply and distribution agreements to provide our renewable gasoline, which could harm our commercial prospects;

●	Third parties on whom we may rely for transportation services are subject to complex federal, state and other laws that could adversely affect our operations;

●	Our facilities and processes may fail to produce renewable gasoline at the volumes, rates and costs we expect;

●	Even if we are successful in completing the first commercial production facility and consistently producing renewable gasoline on a commercial scale, we may not be successful in commencing and expanding commercial operations to support the growth of our business;

●	We are a development stage company with a history of net losses, we are currently not profitable and we may not achieve or maintain profitability, and if we incur substantial losses, we may have to curtail our operations, which may prevent us from successfully operating and expanding our business;

●	Our actual costs may be greater than expected in developing our commercial production facilities or growth projects, causing us to realize significantly lower profits or greater losses;

●	Disruption in the supply chain, including increases in costs, shortage of materials or other disruption of supply, or in the workforce could materially adversely affect our business;

●	Our business and prospects depend significantly on our ability to build our brand and we may not succeed in continuing to establish, maintain, and strengthen our brand, and our brand and reputation could be harmed by negative publicity regarding our company or products;

●	Our industry and our technologies are rapidly evolving and may be subject to unforeseen changes and developments in alternative technologies may adversely affect the demand for renewable gasoline, and if we fail to make the right investment decisions in our technologies and products, we may be at a competitive disadvantage;

●	The Company previously identified material weaknesses in its internal controls over financial reporting that have been remediated, and if we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, and we may face litigation as a result;

●	We are a “controlled company” within the meaning of Nasdaq Capital Market rules and, as a result, qualify for exemptions from certain corporate governance requirements, and as a result, you do not have the same protections afforded to stockholders of companies that are not exempt from such corporate governance requirements; and

●	We are a holding company and our only material asset is our equity interest in OpCo, and we will accordingly be dependent upon distributions from OpCo to pay taxes, make payments under the Tax Receivable Agreement (as defined herein) and cover its corporate and other overhead expenses.

v

PART I

ITEM 1. Business.

Overview

Verde Clean Fuels, Inc. (“we,” “us,” “our,” “Verde,” “Verde Clean Fuels” and “Company”) is a development-stage clean energy technology company specializing in the conversion of synthesis gas, or syngas, derived from diverse feedstocks, such as biomass or natural gas (including renewable natural gas) and other feedstocks, into liquid hydrocarbons, primarily gasoline, through an innovative and proprietary liquid fuels technology, the STG+® process. Through Verde Clean Fuels’ STG+® process, Verde Clean Fuels converts syngas into reformulated blend-stock for oxygenate blending (“RBOB”) gasoline. Verde Clean Fuels is focused on the development of technology and commercial facilities aimed at turning waste and other feedstocks into a usable stream of syngas which is then transformed into a single finished fuel, such as gasoline, without any additional refining steps. The availability of biogenic feedstocks and the economic and environmental drivers that divert these materials from landfills will enable us to utilize these waste streams to produce renewable gasoline from modular production facilities.

We are redefining liquid fuels technology through our proprietary and innovative STG+® process to deliver scalable and cost-effective gasoline from renewable feedstocks or flared natural gas. We acquired our STG+® technology from Primus Green Energy (“Primus”), a company established in 2007 that developed the patented STG+® technology to convert syngas into gasoline or methanol. Since acquiring the technology, we have adapted the application of our STG+® technology to focus on the renewable energy industry. This adaptation requires a third-party gasification system to produce acceptable synthesis gas from renewable feedstocks. Our proprietary STG+® system converts the syngas into gasoline.

Over $110 million has been invested in our technology, including our demonstration facility in New Jersey, which has completed over 10,500 hours of operation producing gasoline or methanol. Our demonstration facility represents the scalable nature of our operational modular commercial design which has fully integrated reactors and recycle lines and is designed with key variables, like gas velocity and catalyst bed length, at a 1-to-1 scale with our commercial design. We have also participated in carbon lifecycle studies to validate the scoring of carbon intensity, which we define as the quantity of greenhouse gas emissions associated with producing, distributing, and consuming a fuel, per unit of fuel energy (“CI”) and reduced lifecycle emissions (the greenhouse gas emissions associated with the production, distribution, and consumption of a fuel) of our renewable gasoline as well as fuel, blending and engine testing to validate the specification and performance of our gasoline product. Our carbon intensity score is based on an analysis styled after the Department of Energy’s Greenhouse gases Regulated Emissions, and Energy use in Technologies (“GREET”) life cycle analysis. We believe our renewable gasoline, when paired with carbon capture and sequestration, exhibits a significant lifecycle carbon emissions reduction compared to traditional petroleum-based gasoline. As a result, we believe our gasoline produced from renewable feedstock, such as biomass, will qualify under the federal renewable fuel standard (“RFS”) program for the D3 renewable identification number (“RIN”), which could have significant value. Similarly, gasoline produced from our process may also qualify for various state carbon programs, including California’s low carbon fuel standard (“LCFS”). Unlike many other gas-to-liquids technologies, not only can our STG+® process produce renewable gasoline from syngas, but we expect it will be able to be applied at other production facilities to produce other end products including methanol. In addition to our initial focus on the production of renewable gasoline, we believe that there is opportunity to continue to develop additional process technology to produce middle distillates including lower-carbon diesel and aviation fuel. As with other government programs, the use requirements of the RFS program and other similar state-level programs are subject to change, which could materially harm our ability to operate profitably. As of December 31, 2023, the Company is still in the process of developing its first commercial production facility and has not derived revenue from its principal business activities. The Company is managed as an integrated business and consequently, there is only one reportable segment.

“Clean” or “lower-carbon” as used in relation to the Company’s products refers the lower CI, lower lifecycle emissions, and lower quantity of greenhouse gas emissions resulting directly from fuel combustion, relative to conventional gasoline derived from petroleum. “Renewable” as used in relation to the Company’s products refers to energy or fuel derived from biomass feedstock.

Our Growth Strategy

We intend to grow our business by leveraging our competitive advantages in the design and implementation of small-scale modular facilities that can be situated in proximity to renewable feedstock or natural gas sources. We believe we have a number of avenues to achieve our growth objectives:

Construction and Development of Commercial Production Facilities

A critical step in our success will be the successful construction and operation of the first commercial production facility using our STG+® technology. In April 2022, we commenced a pre-front-end engineering and design (“FEED”) study for our first commercial production facility in Maricopa, Arizona. While we have not abandoned a potential project in Maricopa, Arizona, we have refocused on projects that we believe have quicker paths to commercial operations. We believe our commercialization activities are being completed at a pace that can support first commercial production of renewable gasoline as early as 2026.

Concurrent with the Business Combination, Diamondback Energy, Inc (“Diamondback”) through its wholly-owned subsidiary, Cottonmouth Ventures LLC (“Cottonmouth Ventures”), made a $20 million equity investment in Verde and entered into an equity participation right agreement pursuant to which Verde must grant Cottonmouth Ventures the right to participate and jointly develop facilities in the Permian Basin utilizing Verde’s STG+® technology for the production of gasoline derived from economically disadvantaged natural gas feedstocks. Diamondback is an independent oil and natural gas company headquartered in Midland, Texas, focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. The production of gasoline from natural gas sourced from the Permian Basin is designed to allow Diamondback to mitigate the flaring of natural gas while also producing a high-margin product from natural gas streams that are subject to being price disadvantaged compared to other natural gas basins.

On February 6, 2024, Verde and Cottonmouth Ventures entered into a joint development agreement (“JDA”) for the proposed development, construction, and operation of a facility to produce commodity-grade gasoline using natural gas feedstock supplied from Diamondback’s operations in the Permian Basin. The JDA provides a pathway forward for the parties to reach final definitive documents and final investment decision (“FID”). The JDA frames the contracts contemplated to be entered into between the parties, including an operating agreement, ground lease agreement, construction agreement, license agreement and financing agreements as well as conditions precedent to close such as FID. We expect that the proposed facility, which is to be located in Martin County, Texas in the heart of the Permian Basin, could serve as a template for additional natural gas-to-gasoline projects throughout the Permian Basin and other pipeline-constrained basins in the U.S., as well as addressing flared or stranded natural gas opportunities internationally.

We plan to grow our business by building and operating a portfolio of commercial production facilities. Currently, we have three additional production facilities planned with additional potential production facility development opportunities in early-stage due diligence. We have identified opportunities to produce gasoline from natural gas in other pipeline-constrained production areas as well as opportunities to produce renewable gasoline from biomass in locations with access to suitable feedstock, carbon sequestration, and markets. We believe the number of identified and planned potential production facilities bode well for our potential growth.

On August 1, 2023, we announced a carbon dioxide management agreement (“CDMA”) with Carbon TerraVault JV HoldCo, LLC (“CTV JV”), a carbon management partnership focused on carbon capture and sequestration development formed between Carbon TerraVault, a subsidiary of California Resources Corporation (“CRC”), and Brookfield Renewable. Under the terms of the non-binding agreement, the Company would construct a new renewable gasoline production facility at CRC’s existing Net Zero Industrial Park in Kern County, California, to capture carbon dioxide and produce renewable gasoline from biomass and other agricultural waste feedstock to help support the further decarbonization of California’s economy and its transportation sector. It is anticipated that the project could produce up to 7 million gallons per year of renewable gasoline for use as transportation fuel. Project FID is targeted for mid-2025, with operations expected to begin in the second half of 2027.

Expansion of Commercial Operations and Customer Base

We believe there are growth opportunities utilizing our technology for the production of gasoline derived from existing locations with economically disadvantaged natural gas, flared natural gas and stranded natural gas feedstocks. We also plan to achieve growth through the expansion of our in-process projects as the facilities are expanded or otherwise begin to produce renewable gasoline. We also intend to license our technology in places where we do not anticipate deploying our own capital. Additionally, we intend to expand internationally to regions interested in our STG+® process, like the European Union and United Kingdom, and may enter relationships with other businesses to expand our operations and to create service networks to support our production and delivery of renewable gasoline.

Establishing and Maintaining Relationships with Key Strategic Partners

We have established, maintained and managed strategic relationships with certain key strategic partners, including Cottonmouth Ventures, CarbonTerraVault, California Resources Corporation, and InEnTec Inc., who have the resources to promote mutually beneficial business relationships and grow our business. To expand our business, we plan to continue to identify and evaluate development and partnership opportunities and other suitable and scalable business relationships.

Other Important Relationships

We are in the process of selecting the contractor for the FEED work for our Permian Basin project. The selected contractor is also expected to perform engineering, procurement, and construction (“EPC”) services once the project has achieved FID. The selected contractor will be an important strategic relationship for Verde to support the strategy of engineering a system once and building many with minimal changes.

Koch Modular Process Systems, LLC (“KMPS”) is an important EPC subcontractor and provides technical information to IHI and/or its subcontractors for FEED execution.

Developing and Advancing Technology

Just as we refocused the use and application of our STG+® technology from using natural gas as a feedstock to using renewable biomass and other feedstocks, our research and development (“R&D”) team is continuously researching and developing ways to improve our technology and meet our customers’ energy needs. Using our innovative technology platform and intellectual property portfolio, we are well-positioned to continue making technology advancements over time. Additionally, we intend to develop or acquire additional intellectual property, such as processes for lower-carbon diesel and aviation fuel, as well as other complementary technologies.

Formation, Business Combination and Related Transactions

On February 15, 2023 (the “Closing Date”), we consummated (“Closing”) the Business Combination pursuant to that certain business combination agreement, dated as of August 12, 2022 (“Business Combination Agreement”) by and among CENAQ Energy Corp. (“CENAQ”), a Delaware Corporation, Verde Clean Fuels OpCo, LLC, a Delaware limited liability company and a wholly owned subsidiary of CENAQ (“OpCo”), Bluescape Clean Fuels Holdings, LLC, a Delaware limited liability company (“Holdings”), Bluescape Clean Fuels Intermediate Holdings, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Holdings (“Intermediate”), and CENAQ Sponsor LLC (“Sponsor”). Immediately upon the completion of the Business Combination, CENAQ was renamed Verde Clean Fuels, Inc.

Pursuant to the Business Combination Agreement: (i) CENAQ filed a fourth amended and restated certificate of incorporation (the “Fourth A&R Charter”) with the Secretary of State of the State of Delaware reflecting the name change to “Verde Clean Fuels, Inc.” and increasing the number of authorized shares of Verde Clean Fuels’ capital stock, par value $0.0001 per share, to 376,000,000 shares, consisting of (A) 350,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), (B) 25,000,000 shares of Class C common stock, par value $0.0001 per share (the “Class C Common Stock” and, together with the Class A Common Stock, the “Common Stock”), and (C) 1,000,000 shares of preferred stock, par value $0.0001 per share; (ii) (A) CENAQ contributed to OpCo (1) all of its assets (excluding its interests in OpCo and the aggregate amount of cash required to satisfy any exercise by CENAQ stockholders of their Redemption Rights (as defined below)) and (2) 22,500,000 newly issued shares of Class C Common Stock (such shares, the “Holdings Class C Shares”) and (B) in exchange therefor, OpCo issued to CENAQ a number of Class A common units of OpCo (the “Class A OpCo Units”) equal to the number of total shares of Class A Common Stock issued and outstanding immediately after the consummation of the transactions (the “Transactions”) contemplated by the Business Combination Agreement (such transactions, the “SPAC Contribution”); and (iii) immediately following the SPAC Contribution, (A) Holdings contributed to OpCo 100% of the issued and outstanding limited liability company interests of Intermediate and (B) in exchange therefor, OpCo transferred to Holdings (1) 22,500,000 Class C common units of OpCo (the “Class C OpCo Units” and, together with the Class A OpCo Units, the “OpCo Units”) and (2) the Holdings Class C Shares. Additionally, the following transactions occurred in connection with the Business Combination:

●	The issuance and sale of 3,200,000 shares of Class A Common Stock for a purchase price of $10.00 per share (Holdings purchased 800,000 of these shares of Class A Common Stock), for an aggregate purchase price of $32,000,000, in a private placement (“PIPE Financing”);

●	An aggregate of $158.8 million was paid from the CENAQ trust account to holders of 15,403,880 shares of Class A Common Stock that exercised their redemption rights (“Redemption Rights”) and the balance of $19,031,516 of proceeds from CENAQ’s trust account related to non-redeeming holders of 1,846,120 shares of Class A Common Stock were released from trust and delivered to Verde Clean Fuels as part of the Business Combination;

●	We repaid $3,750,000 of capital contributions made by Holdings and paid $10,043,793 of transaction expenses including deferred underwriting fees of $1,700,000;

●	Holdings received earnout consideration (“Holdings earnout”) of 3,500,000 shares of Class C common stock and a corresponding number of Class C OpCo Units subject to vesting that will result in the issuance as follows: (i) one-half of the Holdings earnout shares will vest when the volume-weighted average share price (“VWAP”) of the Class A Common Stock is greater than or equal to $15.00 for any 20 trading days within any period of 30 consecutive trading days within five years of the Closing Date and (ii) the second half will vest when the VWAP of the Class A Common Stock is greater than or equal to $18.00 over the same measurement period (vesting will be deemed to occur in the event of a sale of Verde Clean Fuels at a price that is equal to or greater than the applicable triggering VWAP price);

●	The Sponsor received earnout consideration (“Sponsor earnout”) of 3,234,375 shares of Class A Common Stock subject to forfeiture which will no longer be subject to forfeiture as follows: (i) one-half of the Sponsor earnout will no longer be subject to forfeiture if the VWAP of Class A Common Stock is greater than or equal to $15.00 for any 20 trading days within any period of 30 consecutive trading days within five years of the Closing Date and (ii) the second half will no longer be subject to forfeiture when the VWAP of the Class A Common Stock is greater than or equal to $18.00 over the same measurement period (forfeiture to be deemed of no further force and effect in the event of a sale of Verde Clean Fuels at a price that is equal to or greater than the applicable triggering VWAP price);

●	The forfeiture by underwriters of 189,750 shares of Class A Common Stock; and

●	The issuance of 253,125 and 825,000 shares of Class A Common Stock to the Sponsor and certain other investors in CENAQ’s initial public offering upon conversion of Class B common stock of CENAQ.

Total proceeds raised from the Business Combination were $37,329,178 consisting of $32,000,000 in PIPE Financing proceeds, $19,031,516 from the CENAQ trust, and $91,454 from the CENAQ operating account offset by $10,043,793 in transaction expenses which were recorded as a reduction to additional paid in capital, and offset by a $3,750,000 capital repayment to Holdings. As of the consummation of the Business Combination, there were (i) 31,858,620 shares of our Common Stock issued and outstanding, comprised of 9,358,620 shares of Class A Common Stock and 22,500,000 shares of Class C common stock and (ii) 2,475,000 shares of our Class A Common Stock reserved for issuance upon exercise of 2,475,000 private placement warrants originally issued by CENAQ (“Private Placement Warrants”) and 12,937,479 shares of our Class A Common Stock reserved for issuance upon exercise of our 12,937,479 public warrants issued in the CENAQ initial public offering (“Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). Each of the Warrants is currently exercisable to purchase one share of Class A Common Stock at $11.50 per share on or prior to February 15, 2028, except for 29,216 Public Warrants that were exercised for cash of $335,984 in connection with the issuance of 29,216 shares of Class A Common Stock during fiscal 2023.

Prior to the Business Combination, Verde Clean Fuels, previously CENAQ, was a special purpose acquisition company (“SPAC”) incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

Pursuant to ASC 805 – Business Combinations (“ASC 805”), the Business Combination was accounted for as a common control reverse recapitalization where Intermediate was deemed the accounting acquirer and Verde Clean Fuels was treated as the accounting acquiree, with no goodwill or other intangible assets recorded, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Business Combination was not treated as a change in control of Intermediate. This determination reflects Holdings holding a majority of the voting power of Verde Clean Fuels, Intermediate’s pre-Business Combination operations being the majority post-Business Combination operations of Verde Clean Fuels, and Intermediate’s management team retaining similar roles at Verde Clean Fuels. Further, Holdings continues to have control of the Board of Directors through its majority voting rights. Under ASC 805, the assets, liabilities, and noncontrolling interests of Intermediate are recognized at their carrying amounts on the date of the Business Combination.

Following the completion of the Business Combination, the combined company is organized in an “Up-C” structure and the only direct assets of Verde Clean Fuels consists of equity interests in OpCo, whose only direct assets consists of equity interests in Intermediate. The up-C structure allows Holdings to retain its equity ownership through Opco, an entity that is classified as a partnership for U.S. federal income tax purposes, in the form of Class C Opco Units, and provides potential future tax benefits for Verde Clean Fuels when the holders of Class C Opco Units ultimately exchange their Class C Opco Units and shares of the Company’s Class C Common Stock for shares of Class A Common Stock in Verde Clean Fuels. We are the sole managing member of Opco. As such, we consolidate Opco, and the unitholders that hold economic interests directly in Opco are presented as redeemable noncontrolling interests in our financial statements.

Holders of Class C Opco Units, other than Verde Clean Fuels, have the right (a “redemption right”), subject to certain limitations, to exchange all or a portion of its Class C Opco Units and a corresponding number of shares of Class C Common Stock for, at Opco’s election, (i) shares of Class A Common Stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, or (ii) an equivalent amount of cash.

On the Closing Date, in connection with the consummation of the Business Combination, Verde Clean Fuels entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Holdings (together with its permitted transferees, the “TRA Holders,” and each a “TRA Holder”). Pursuant to the Tax Receivable Agreement, Verde Clean Fuels is required to pay each TRA Holder 85% of the amount of net cash savings, if any, in U.S. federal, state and local income and franchise tax that Verde Clean Fuels actually realizes (computed using certain simplifying assumptions) or is deemed to realize in certain circumstances in periods after the Closing Date as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of Verde Clean Fuels’ acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Class C OpCo Units pursuant to the exercise of the OpCo exchange right, a mandatory exchange or the call right (collectively referred to as “Exchange Right, a Mandatory Exchange or the Call Right”) and (ii) imputed interest deemed to be paid by Verde Clean Fuels as a result of, and additional tax basis arising from, any payments Verde Clean Fuels makes under the Tax Receivable Agreement. Verde Clean Fuels will retain the benefit of the remaining 15% of these net cash savings. The Tax Receivable Agreement contains a payment cap of $50,000,000, which applies only to certain payments required to be made in connection with the occurrence of a change of control. The payment cap would not be reduced or offset by any amounts previously paid under the Tax Receivable Agreement or any amounts that are required to be paid (but have not yet been paid) for the year in which the change of control occurs or any prior years.

Our Facilities

We own a demonstration facility in Hillsborough, New Jersey and lease office space in Hillsborough, New Jersey and Houston, Texas.

Our Intellectual Property and Technology

As of December 31, 2023, Intermediate had been issued 28 patents globally, including 8 patents in the U.S., and had 3 pending patent applications globally. These patents, filed across 14 jurisdictions, including the U.S., protect key aspects of our technology, including the STG+® process, our proprietary method for converting syngas into gasoline. We believe our intellectual property rights are important assets for our success, providing a significant competitive advantage, and we aggressively protect these rights to maintain our competitive advantage in the market. Our U.S. patents expire on dates ranging from 2032 through 2039. We regularly review our development efforts to assess the existence and patentability of new technology and inventions, and we are prepared to file additional patent applications when we determine it would benefit our business to do so.

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

Market Opportunity

Demand for Renewable Gasoline and Lower-Carbon Natural Gas

Energy markets are undergoing dramatic changes as they shift from fossil fuels to carbon-reduced and carbon-free sources. A series of technological, economic, regulatory, social and investor pressures are leading the drive to decarbonize energy and sectors that are major energy consumers, such as transportation.

According to the U.S. Energy Information Administration’s (the “EIA”) “2022 Annual Energy Outlook” and “U.S. Energy-Related Carbon Dioxide Emissions, 2020,” gasoline accounts for more than 20% of the U.S.’s energy-related carbon dioxide (“CO2”) emissions and overall, transportation represents approximately 37% of total U.S. energy-related CO2 emissions (or 1,903 million tons of CO2). Within the 37% of total U.S. energy-related CO2 emissions caused by the transportation sector, in 2019, gasoline accounted for approximately 56% of the total (or 1,086 million tons of CO2) and accounted for over twice the emissions of diesel (which produced approximately 468 million tons of CO2) and over four times the emissions of aviation fuel (which produced approximately 261 million tons of CO2). Uptake on competing emissions-reduction technologies, such as electric vehicles, is growing, but, according to BloombergNEF, is only expected to reach 24% of the projected 2035 total vehicle fleet in the U.S. As a result, the EIA predicts 2035 gasoline demand to be at 92-102% of 2022 levels. According to the EIA’s “2022 Annual Energy Outlook,” petroleum and natural gas are projected to remain as the most-consumed source of energy in the U.S. through 2050, and motor gasoline is projected to be the most commonly used transportation fuel despite electric vehicles gaining market share.

Production of renewable gasoline paired with carbon capture and sequestration results in a fuel that has a negative carbon intensity score, meaning that more carbon is sequestered in the production of a gallon of fuel than is emitted by the consumption of that same quantity of fuel.

According to the U.S. Department of Energy, there are approximately 241 million tons per year of waste forest resources and 318 million tons per year of agricultural waste generated annually in the U.S. Using Verde’s STG+® process to produce gasoline from biomass, waste from forest and agricultural sources could produce over 25 billion gallons of gasoline per year. Achieving production of 25 billion gallons of renewable gasoline could meet approximately 19% of the EIA’s estimated 2022 gasoline demand of 132 billion gallons. Renewable gasoline can be utilized within the existing 268 million internal combustion engine (“ICE”) vehicles in the U.S. without vehicle modification. We believe that our renewable gasoline will be able to utilize essentially all of the existing fossil fuel gasoline distribution and retailing infrastructure, including existing gas stations, making our renewable gasoline a drop-in solution that does not require a change in consumer behavior.

Based on the Fuel Institute’s “Life Cycle Analysis Comparison, 2022,” a single conventional ICE vehicle is accountable for approximately 66 tons of CO2 over a 200,000-mile life, which includes 5 tons of CO2 generated from the manufacturing process, 12 tons of CO2 generated from the production and processing of the oil and gasoline fuel used in the vehicle and 48 tons of CO2 generated from vehicle emissions. We estimate that an ICE vehicle utilizing renewable gasoline produced using our STG+® process with carbon sequestration would be accountable for approximately negative 81 tons of CO2 over a 200,000-mile life, which includes five tons of CO2 generated from the manufacturing process, negative 134 tons of CO2 from the production of the renewable gasoline fuel used in the vehicle and 48 tons of CO2 generated from vehicle emissions. As a result, we estimate that an ICE vehicle running solely on renewable gasoline produced using our STG+® process with carbon sequestration would account for over 200% less CO2 emissions over its lifecycle than the same vehicle running on traditional hydrocarbon-based gasoline.

Competition

Our traditional competitors in the renewable fuel market include companies in the incumbent petroleum-based industry, as well as those in the emerging renewable fuels industry and others selling carbon credits as a commodity. Our direct competitors are limited. There are only two other companies of which we are aware that also have their own technology to convert syngas into renewable gasoline: ExxonMobil Corporation (“Exxon”) and Topsoe (“Topsoe”). Although Exxon’s chemistry process is similar to ours, Exxon has historically focused on larger scale projects and markets. Topsoe, although it also focuses on larger scale projects, only licenses its technology and processes to others and does not produce renewable liquid hydrocarbons. We expect other market participants to emerge as competitors in the future.

We believe our technology, scale, and development capabilities are the competitive strengths that differentiate us from our competition. Utilizing biomass through a gasifier to produce syngas, our proprietary STG+® process can efficiently and economically convert syngas to gasoline. We plan to design our facilities to use modular construction and to operate at a scale that makes the use of renewable feedstocks viable. We believe that when using biomass as a feedstock, our ability to design facilities on a smaller scale gives us a competitive advantage, because we are able to deploy equipment to the feedstock rather than being required to build a large central facility. Our analysis suggests that the economies of scale that may benefit a larger facility are lost with the increased logistics and materials handling costs that come with the larger supply radius required to feed a large-scale facility. Our process remains in a vapor phase throughout resulting in a lower piece-count and, therefore, lower capital cost. We expect that emerging technologies in the future may also present competition to us.

Research & Development

Primus invested over $110 million in developing and patenting its technology and conducted over 10,500 hours of testing at our Hillsborough, New Jersey demonstration facility. Since we acquired Primus’ assets, our team has invested approximately $5 million to design the chemical processes and systems required to produce an acceptable synthesis gas from renewable feedstocks, and Verde plans to invest approximately $3 million in 2024 to engage a new FEED study in support of our Permian Basin natural gas-to-gasoline facility, which is expected to take approximately eight months to complete. We expect that the facilities of the scope and scale that we anticipate designing could require an estimated $100 to $200 million of additional capital expenditures per facility and take 18 to 24 months to construct. Our R&D team is also in the early stage of developing additional process technology to produce middle distillates, including diesel and aviation fuel.

Raw Materials and Suppliers

We plan to use renewable feedstocks, such as biomass or natural gas, and other feedstocks to produce our renewable or lower-carbon gasoline. We plan on contracting with various suppliers for renewable feedstocks, and intend to work with other commercial waste companies, agricultural industry participants and landowners to source our renewable feedstocks and maintain an established supply of product inputs. Additionally, to lower feedstock costs and maximize the ease of access to sufficient feedstock volumes for commercial production, we intend to develop future commercial production facilities in locations near biomass, natural gas or other feedstock sources. We do not intend to be dependent on sole source or limited source suppliers for any of our raw materials or chemicals. Additionally, as we intend to rely on various suppliers for the catalysts we use in our STG+® process, we do not expect to be dependent on a sole source for our supply of catalysts.

Human Capital Resources

As of December 31, 2023, we had six full-time employees and engaged six consultants on a part-time basis. Our workforce is mostly concentrated in the Texas and New Jersey regions. We have a seasoned leadership team with over 100 years of cumulative experience in the renewables field or a functionally equivalent industry. Our management team places significant focus and attention on matters concerning our human capital assets, and is focused on supporting diversity, enhancing capability development and succession planning. Accordingly, we review as appropriate employee development and succession plans for each of our functions to identify and develop our pipeline of talent. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing.

Customers

With RBOB as our product, we are able to market to a broad range of potential counterparties including refiners and importers of gasoline, distributors, blenders, retailers and trading organizations, among others. We intend to enter into offtake agreements with creditworthy counterparties with terms that are acceptable to lenders and us as support for our project financing.

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

Natural Gas. We have a strategic partnership with Cottonmouth Ventures LLC, a subsidiary of Diamondback, to develop natural gas-to-gasoline facilities in the Permian Basin. We believe that these facilities will create a higher-value sales channel for natural gas producers by converting economically disadvantaged natural gas into high value gasoline. Verde believes that similar strategic partnerships can be formed in other natural gas constrained basins such as the Appalachian Basin, the Williston Basin, and the Uinta Basin. These opportunities are not limited to producing basins in the United States. The Company expects to find similar opportunities globally.

Carbon credits. Expanding the application of our STG+® technology will also expand how we can create revenue opportunities. We expect the value of our operations will include carbon credits derived from converting waste and other bio-feedstocks into a single, finished fuel, which can have value. For example, certain gasoline produced from renewable feedstock, such as cellulosic biomass, qualifies under the RFS for the D3 RIN (a carbon credit). Similarly, we expect that gasoline produced in this fashion will also qualify for various state carbon programs including California’s LCFS. We anticipate that we will produce 1.5 RINs per gallon of gasoline, which can be sold alongside each gallon of renewable gasoline as a separate commodity to customers who can sell the RINs later or solely into forward or futures markets.

However, as with other government programs, the use requirements of the RFS program and similar state-level programs are subject to change, which could materially harm our ability to operate profitably.

Regulatory Environment

Demand for renewable fuel has grown significantly over the past several years and is expected to continue to grow due in part to federal requirements for cellulosic biofuel volume obligations through programs such as the RFS, which was created under the Energy Policy Act of 2005 (the “Energy Act”), which amended the Clean Air Act (“CAA”) and was expanded through the Energy Independence and Security Act of 2007 (the “EISA”). The EISA requires the use of specific volumes of biofuel in the U.S. and is aimed at (i) increasing energy security by reducing U.S. dependence on foreign oil and establishing domestic green fuel related industries and (ii) improving the environment through the reduction of greenhouse gas (“GHG”) emissions. Under the RFS program, transportation fuel sold in the U.S. must contain a certain minimum volume of renewable fuel. The EPA administers the RFS program with volume requirements for several categories of renewable fuels, which volume requirements are established through a notice-and-comment rulemaking process intended to occur at least 14 months prior to the year in which the volume will be required. On July 12, 2023 (as corrected on August 3, 2023), EPA issued its latest final rule that establishes the biofuel volume requirements for 2023 to 2025. Importantly, these most recent volume requirements include a steady growth of biofuels for 2023, 2024 and 2025. See “Business — Regulatory Mandates and Governmental Funding” for more information. However, as stated above, the RFS program is subject to change, including by modification or repeal by Congressional action or action by the EPA or the EPA administrator and EPA has, in some cases, failed to issue volume requirements sufficiently far in advance, which can contribute to uncertainty for producers of renewable fuels, like us. Similarly, state-level programs like California’s LCFS are also subject to change.

Social and Environmental Preferences and Investor Pressures

The effects of climate change, including extreme weather events and rising temperature and the increased health and socio-economic stability of at-risk populations, have increased public focus on reducing greenhouse gases and moving toward reduced carbon energy solutions. Because of this, we see environmentally conscious policies, initiatives and businesses growing in value and preference among certain stakeholders.

For example, certain segments of the investor community have enhanced their consideration of Environmental, social and corporate governance (“ESG”) factors during the investment process and/or shifted their portfolios away from carbon-intensive assets. In addition, a number of large integrated energy companies have set decarbonization strategies and diversified into different forms of carbon-free and carbon-reduced energy.

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

●

The federal Endangered Species Act, the federal Marine Mammal Protection Act and similar federal and state wildlife protection laws prohibit or restrict activities that could adversely impact protected plant and animal species or habitats. Construction of facilities could be prohibited or delayed in areas where such protected species or habitats may be located, or mitigation may be required to accommodate such activities. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures which may adversely impact our business or operations.

●	The Inflation Reduction Act of 2022 (the “IR Act”) provides for, among other things, a new clean hydrogen production tax credit, a new credit for sustainable aviation fuel, credits for the production and purchase of electric vehicles, expanding eligibility for and increasing the value of the carbon capture and sequestration credit, extending the biodiesel, renewable diesel and alternative fuels tax credit, funding biofuel refueling infrastructure and providing additional funding for working lands conservation programs for farmers. The IR Act could have many potential impacts on our business that we are continuing to evaluate, including new opportunities to access production tax credits, carbon sequestration credits, and other benefits, which could result in changes in the configuration of the plant, and could slightly delay commercial operation.

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

In addition to compliance with environmental regulations, we expect that our future operations will be subject to federal RFS program regulations. The EPA administers the RFS program with volume requirements for several categories of renewable fuels, which volume requirements are established through a notice-and-comment rulemaking process intended to occur at least 14 months prior to the year in which the volume will be required. On July 12, 2023 (as corrected on August 3, 2023), EPA issued a final rule that establishes the biofuel volume requirements for 2023 to 2025. The EPA calculates a blending standard annually based on estimates of gasoline usage from the EIA. Different quotas and blending requirements are determined for cellulosic biofuels, biomass-based diesel, advanced biofuels and total renewable fuel. RINs are used to ensure that the prescribed levels of blending are met. EPA’s RFS regulations establish rules for fuel supplied and administer the RIN system for compliance, trading credits and rules for waivers. We anticipate that our renewable gasoline and other future products will benefit from the RFS program. However, as stated above, the use requirements of the RFS program or state programs could change, which may impact our products and harm our ability to operate profitably. See “Business— Regulatory Mandates and Government Funding” for more information.

Climate Change, Regulatory Mandates and Government Funding

Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and may continue to be made at the international, national, regional, and state levels of government to monitor and limit emissions of GHGs, with the reduction of greenhouse gases from the energy and transportation sectors being a key focus.

For example, continued increases in the federal requirement for cellulosic biofuel volume obligations position us to benefit as a producer of renewable gasoline from cellulosic feedstocks, which we expect will allow us to qualify for the RFS program.

The RFS program was created under the Energy Act, which amended the CAA. The EISA further amended the CAA by expanding the RFS program. The EPA implements the RFS program under the guidance of the U.S. Department of Agriculture and the Department of Energy.

The RFS program is a federal policy that requires a certain volume of renewable fuel to replace or reduce the quantity of petroleum-based transportation fuel, heating oil or aviation fuel. The four renewable fuel categories under the RFS are each assigned a “D-code” — a code that identifies the renewable fuel type — based on the feedstock used, fuel type produced, energy inputs and GHG reduction thresholds, among other requirements. The four categories of renewable fuel have the following assigned D-codes, as shown below. Lifecycle GHG reduction comparisons are based on a 2005 petroleum baseline as mandated by EISA. Biofuel facilities (domestic and foreign) that were producing fuel prior to enactment of EISA in 2007 are considered “grandfathered” under the statute, meaning these facilities are not required to meet the GHG reductions.

●	Cellulosic biofuel, must be produced from cellulose, hemicellulose or lignin and must meet a 60% lifecycle GHG reduction, is assigned a D-code of 3 (cellulosic biofuel) or a D-code of 7 (cellulosic diesel);

●	Biomass-based diesel, which must meet a 50% lifecycle GHG reduction, is assigned a D-code of 4;

●	Advanced biofuel which can be produced from qualifying renewable biomass (except corn starch) and must meet a 50% GHG reduction, is assigned a D-code of 5; and

●

Renewable fuel (non-advanced/conventional biofuel, like ethanol from corn starch) is assigned a D-code of 6 (grandfathered fuels are also assigned a D-code of 6) and must meet a 20% lifecycle GHG reduction threshold.

We believe our renewable gasoline will qualify under the cellulosic biofuel category, qualifying for the D3 RIN.

The 2007 enactment of EISA significantly increased the size of the program and included key changes, including:

●	boosting the long-term goals to 36 billion gallons of renewable fuel;

●

extending yearly volume requirements out to 2022 by statute and, after 2022, establishing a notice-and-comment rulemaking process by which EPA must determine the applicable volumes at least 14 months prior to the year in which the volume will be required (on July 12, 2023 (as corrected on August 3, 2023), EPA issued a final rule that establishes the biofuel volume requirements for 2023 to 2025);

●	adding explicit definitions for renewable fuels to qualify (e.g., renewable biomass, GHG emissions) versus a 2005 petroleum baseline);

●	creating grandfathering allowances for volumes from certain existing facilities; and

●	including specific types of waiver authorities.

EPA has the authority to adjust cellulosic, advanced and total volumes set by Congress as part of the annual rule process.

The statute also contains a general waiver authority that allows the Administrator to waive the RFS volumes, in whole or in part, based on a determination that implementation of the program is causing severe economic or environmental harm, or based on inadequate domestic supply.

The EPA has approved fuel pathways under the RFS program under all four categories of renewable fuel. Advanced pathways already approved include ethanol made from sugarcane, jet fuel made from camelina, cellulosic ethanol made from corn stover, compressed natural gas from municipal wastewater treatment facility digesters and others. We believe our fuel will qualify for Pathway M.

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

Obligated parties under the RFS program are refiners or importers of gasoline or diesel fuel (“Obligated Parties”). Compliance is achieved by blending renewable fuels into transportation fuel, or by obtaining credits, RINs, to meet an EPA-specified renewable volume obligation (“RVO”).

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

The RFS program’s four renewable fuel categories are “nested” within each other. This means the fuel with a higher GHG reduction threshold can be used to meet the standards for a lower GHG reduction threshold. For example, fuels or RINs for advanced biofuel (e.g., cellulosic, biodiesel or sugarcane ethanol) can be used to meet the total renewable fuel standards.

For cellulosic standards, an additional flexibility is provided by statute. Cellulosic waiver credits (“CWCs”) have historically been offered at a price determined by a formula in the Energy Act. Obligated Parties had the option of purchasing CWCs plus an advanced RIN in lieu of blending cellulosic biofuel or obtaining a cellulosic RIN. As a result, CWCs, in some cases, set a ceiling for cellulosic RIN prices. However, in the EPA’s July 12, 2023 rule (as corrected on August 3, 2023), EPA interpreted its authority in setting RIN volumes for 2023 through 2025 (which, for the first time were not set forth in statute) so as to preclude it from issuing CWCs in those years, absent a future waiver of EPA-established cellulosic standards.

In November 2021, the U.S. Infrastructure Investment and JOBS Act was signed into law that includes $65 billion in funding for power and grid investments. This includes investments in grid reliability and resiliency as well as clean energy technologies such as carbon capture, hydrogen and advanced nuclear, including small modular reactors. Additionally, in December 2021, President Biden signed an executive order mandating all electricity procured by the government be 100% carbon pollution-free by 2030, including at least 50% from around-the-clock dispatchable generation sources. The order also requires that federally owned buildings produce no net emissions by 2045 and that each federal agency achieve 100% zero-emission vehicle acquisitions by 2035.

At the international level, in February 2021, the Biden administration announced reentry of the U.S. into the Paris Agreement (an international agreement from the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended for countries to nationally determine their contributions and set GHG emission reduction goals along with a “nationally determined contribution” for U.S. GHG emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. In addition, in 2021, President Biden publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030, including “all feasible reductions” in the energy sector. Since its formal launch at the United Nations Climate Change Conference, over 150 countries have joined the pledge. At the 27th Conference of the Parties, President Biden announced the EPA’s supplemental proposed rule to reduce methane emissions from existing oil and gas sources and agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane intensity natural gas. Subsequently, at the 28th Conference of the Parties to the United Nations Framework Convention on Climate Change in Dubai, member countries (including the United States) entered into an agreement that calls for actions toward achieving, at a global scale, a tripling of renewable energy capacity and doubling energy efficiency improvements by 2030. The goals of the agreement are, among other things, to accelerate efforts toward the phase-down of unabated coal power, phase out inefficient fossil fuel subsidies, and take other measures that drive the transition away from fossil fuels in energy systems. Furthermore, many state and local leaders have intensified or stated their intent to intensify efforts to support international climate commitments and treaties, in addition to considering or enacting laws requiring the disclosure of climate-related information and developing programs that are aimed at reducing greenhouse gas emissions by means of cap and trade programs, carbon taxes or encouraging the use of renewable energy or alternative low-carbon fuels.

In addition, in March 2024, the SEC issued a rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The rule mandates extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and, in some instances, Scopes 1 and 2 GHG emissions, for certain public companies.

Corporate Information

Our principal executive offices are located at 711 Louisiana St, Suite 2160, Houston, Texas 77002. Our website is located at www.verdecleanfuels.com.

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

Emerging Growth Company and Smaller Reporting Company Status

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 107 of the JOBS Act permits an “emerging growth company” to take advantage of an extended transition time to comply with new or revised accounting standards as applicable to public companies. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably opted out of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to other emerging growth companies that elect to take advantage of the extended transition period.

We will cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have, in any three-year period, issued more than $1 billion in non-convertible debt securities; and (iv) December 31, 2026 (the last day of the fiscal year following the fifth anniversary of CENAQ becoming a public company).

We are also a “smaller reporting company” as defined in the Exchange Act and may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures and reporting requirements available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter, or our annual revenues $100 million or more during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter.

ITEM 1A. Risk Factors.

Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider these risks, in addition to the other information contained in this Annual Report, including our financial statements and related notes and the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this Annual Report could harm our business, financial condition, results of operations, cash flows, and the trading price of our securities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described in the following risk factors and the risks described elsewhere in this Annual Report.

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

Our business strategy includes growth primarily through the construction and development of commercial production facilities, including the development of our first commercial production facility which we expect to support first commercial production of renewable gasoline as early as 2026. This strategy depends on our ability to successfully construct and complete commercial production facilities on favorable terms and on our expected schedule, obtain the necessary permits, governmental approvals and carbon credit qualifications needed to operate our commercial production facilities and identify and evaluate development and partnership opportunities to expand our business. We cannot guarantee that we will be able to successfully develop any commercial production facilities, obtain necessary approval, qualifications and permits necessary to operate, identify new opportunities and develop new technologies and commercial production facilities, or establish and maintain our relationships with key strategic partners. In addition, we will compete with other companies for these development opportunities, which may increase our costs. We also expect to achieve growth through the expansion of our in-process projects as the facilities are expanded or otherwise begin to produce renewable gasoline, but we cannot assure you that we will be able to reach or renew the necessary agreements to complete these commercial production facilities or expansions. If we are unable to successfully identify and consummate future commercial production facility opportunities or complete or expand our planned commercial production facilities, it will impede our ability to execute our growth strategy.

There is no assurance that our JDA with Cottonmouth Ventures, a subsidiary of Diamondback, will result in a FID to proceed and/or entry into final definitive agreements with respect to the proposed project in the Permian Basin. Likewise, there is no assurance our CDMA with CTV JV will result in a FID to proceed and/or entry into final definitive agreements with respect to the Kern County project. In both circumstances, we will be required to expend development costs prior to such determination, which costs we will not recoup if such project(s) do(es) not proceed.

Our ability to develop and operate commercial production facilities, as well as expand production at future commercial production facilities, is subject to many risks beyond our control, including:

●	regulatory changes that affect the value of renewable fuels including changes to existing federal RFS program or state level low-carbon fuel credit systems, which could have a significant effect on the financial performance of our commercial production facilities and the number of potential projects with attractive economics;

●	technological risks, including technological advances or changes in production methods that may render our technologies and products obsolete or uneconomical, delaying or failing to adapt or incorporate technological advances, new standards or production technologies that may require us to make significant expenditures to replace or modify our operations, and challenges in obtaining, implementing or financing any new technologies;

●	competition from other carbon-based and non-carbon-based fuel producers that may have greater resources than us;

●	changes in energy commodity prices, such as crude oil and natural gas as well as wholesale electricity prices, which could have a significant effect on our revenues and expenses;

●	changes in quality standards or other regulatory changes that may limit our ability to produce renewable gasoline or increase the costs of processing renewable gasoline;

●	changes in the broader waste collection industry or changes to environmental regulations governing the industry, including changes affecting the waste collection and biogas potential of the landfill industry, which could limit the renewable fuel feedstock that we currently target for our commercial production facilities;

●	substantial construction risks, including the risk of delay, that may arise due to forces outside of our control, including those related to engineering and environmental problems, changes in laws and regulations and inclement weather and labor disruptions;

●	the ability to establish and maintain our relationships with key strategic partners, on favorable terms or at all;

●	disruptions in sales, productions, service or other business activities or our inability to attract and retain qualified personnel;

●	operating risks and the effect of disruptions on our business, including the effects of global health crises or pandemics (such as COVID-19), weather conditions, catastrophic events such as fires, explosions, earthquakes, droughts and acts of terrorism, and other force majeure events on us, our customers, suppliers, distributors and subcontractors;

●	accidents involving personal injury or the loss of life;

●	entering into markets where we have less experience than our competitors;

●	challenges arising from our ability to recruit and retain key personnel;

●	the ability to obtain financing for a commercial production facility on acceptable terms or at all and the need for substantially more capital than initially budgeted to complete a commercial production facility and exposure to liabilities as a result of unforeseen environmental, construction, technological or other complications;

●	failures or delays in obtaining desired or necessary land rights, including ownership, leases, easements, zoning rights or building permits;

●	global and regional macroeconomic conditions, such as high inflation, high interest rates, changes to monetary policy, and military hostilities in multiple geographies (including the ongoing conflict between Ukraine and Russia and the conflict in the Middle East);

●	a decrease in the availability, pricing or timeliness of delivery of raw materials and components, necessary for the commercial production facilities to function;

●	obtaining and keeping in good standing permits, authorizations and consents (including environmental and operating permits) from local city, county, state or U.S. federal governments as well as local and U.S. federal governmental organizations;

●	difficulties in identifying, obtaining and permitting suitable sites for new commercial production facilities; and

●	identifying potential customers for our products or entering into contracts to sell our products on favorable terms.

Any of these factors could prevent us from developing, operating or expanding our commercial production facilities, or otherwise adversely affect our business, financial condition and results of operations.

Our limited history, lack of revenue and limited liquidity makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.

We were formed in 2020 and although our core syngas-to-gasoline technology has been developed and tested for over thirteen years, we have not produced gasoline on a large-scale, commercial level. As a result, we have a limited operating history upon which to evaluate our business and future prospects, which subjects us to a number of risks and uncertainties, including our ability to plan for and predict future growth. Following the acquisition of the patented STG+® process and demonstration facility with over 10,500 historical operating hours, we have continued to focus on commercial scale production of on-spec renewable gasoline from renewable feedstocks. The reactor designs, gas velocity, process configurations, and control system of the demonstration facility are representative of a full-scale syngas-to-gasoline production facility. We have also participated in carbon lifecycle studies to validate the CI score and reduced lifecycle carbon emissions of our renewable gasoline as well as fuel testing studies to validate the specification and performance of our gasoline product.

Since the acquisition of the STG+® technology in 2020, we have made progress towards constructing our first commercial production facility, including more recently focusing on our development of projects that we believe have quicker paths to commercial operations such as our joint project in the Permian Basin. While we have not abandoned the Maricopa, Arizona project, we anticipate the project in the Permian Basin to be our first commercial production facility.

We have encountered and expect to continue to encounter risks and difficulties experienced by growing companies in rapidly developing and changing industries, including challenges related to achieving market acceptance of our renewable fuel, competing against companies with greater financial and technical resources, competing against entrenched incumbent competitors that have long-standing relationships with our prospective customers in the commercial renewable fuels market, recruiting and retaining qualified employees, and making use of our limited resources. We cannot ensure that we will be successful in addressing these and other challenges that we may face in the future, and our business may be adversely affected if we do not manage these risks appropriately. As a result, we may not attain sufficient revenue (if any) to achieve or maintain positive cash flow from operations or profitability in any given future period, if at all.

To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we are able to commercialize our first production facility. Since inception, we have incurred significant operating losses, have an accumulated deficit of $23.9 million as of December 31, 2023, and negative operating cash flow during the fiscal years ended December 31, 2023 and 2022. Management expects that operating losses and negative cash flows may increase because of additional costs and expenses related to the development of technology and the development of market and strategic relationships with other companies. Our continued solvency is dependent upon our ability to obtain additional working capital to complete our product development and to successfully achieve commerciality of our projects.

Following the Business Combination and the closing of the PIPE Financing, we have used and expect to continue to use cash on hand to fund our ongoing operations and R&D activities. As of December 31, 2023, we had approximately $28.8 million of cash and cash equivalents on hand. We believe that based on our current level of operating expenses and currently available cash on hand, we will have sufficient funds available to cover R&D activities and operating cash needs through 2024. However, as we have not yet developed a commercial production facility and have no meaningful revenue to date, we may require additional funds in future years. Our ability to raise funds through equity offerings may be limited by the significant number of shares that may be publicly sold.

We may be unable to qualify for existing federal and state level low-carbon fuel credits and other carbon credits and the carbon credit markets may not develop as quickly or efficiently as we anticipate or at all.

The continued development of carbon credit marketplaces will be crucial for our success, as we expect carbon credits (including, for example, the RFS for the D3 RIN and various state carbon programs such as California’s LCFS) to be a significant source of future revenue. The efficiency and integrity of the voluntary carbon credit market is currently subject to pressures and scrutiny relating to a number of factors including insufficiency of credit demand, the risk that carbon credits could be counted multiple times, concerns regarding the additionality or permanence of climate benefits that the credits represent, lack of standardization of and concerns regarding the integrity of credit verification. Additionally, such forces could put negative pressure on the value of voluntary carbon credits or otherwise make it more difficult to monetize any climate benefits that may be associated with our products. More broadly, the value of products produced using our process technologies may be dependent on the value of carbon credits which may fluctuate based on these market forces relevant to regulatory carbon markets or voluntary carbon markets. Under the current RFS regulations, renewable gasoline produced from separated yard waste, crop residue, slash, and pre-commercial thinnings, biogenic components of separated municipal solid waste, cellulosic components of separated food waste, and cellulosic components of annual cover crops through a gasification and upgrading process qualifies for D3 RINs. We intend for our commercial production facilities to utilize gasification and upgrading to produce renewable gasoline from one or more of these feedstocks. Accordingly, we believe that the renewable gasoline produced by our commercial production facilities will qualify for D3 RINs and intend to register with EPA as a producer of RINs prior to the commercial operation of our first commercial production facility. However, if our renewable gasoline is unable to qualify under the RFS for the D3 RIN and various state carbon programs, or for the generation of quality voluntary carbon credits that can be sold on registries preferred by consumers, or if changes to regulatory or voluntary standards otherwise limit the potential for such qualification, our financial condition and results of operations could be adversely impacted. Delayed development of carbon credit markets, as well as any decline in the value of carbon credits or other incentives associated with products produced using our process technologies, could also negatively impact the commercial viability of our commercial production facilities and could limit the growth of the business and adversely impact our financial condition and future results. There is a risk that the supply of low-carbon alternative materials and products outstrips demand, resulting in the value of carbon credits declining. Any decline in the value of carbon credits or other incentives associated with products produced using our process technologies could harm our results of operations, cash flow and financial condition. The value of carbon credits and other incentives may also be adversely affected by legislative, agency, or judicial determinations.

Significant capital investment is required to develop and conduct our operations and we intend to raise additional funds through debt financing for our planned operations and these funds may not be available when needed.

The construction and development of our proposed commercial production facilities requires substantial capital investment. We intend to fund approximately 70% of such capital in the future through debt financing, which may include project financing, industrial revenue bonds, pollution control bonds or some other combination. While we have been in discussions with banks and other credit counterparties regarding project financing, industrial revenue bonds, or pollution control bonds, and these discussions have led to indications of debt financing equivalent to 70% of our expected capital expenditure requirements, there can be no assurance that we will be successful in obtaining such financing. If we are unable to obtain debt financing on favorable terms or at all, our development timeline may be delayed and would require raising of additional equity or debt capital.

Additionally, we may raise additional funds through the issuance of equity, equity-related or debt securities, through obtaining credit from government or financial institutions or by engaging in joint ventures or other alternative forms of financing. We cannot be certain that additional funds will be available on favorable terms when required, or at all. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects could be materially and adversely affected. If we raise funds through the issuance of debt securities or through loan arrangements, the terms of such debt securities or loan arrangements could require significant interest payments, contain covenants that restrict our business, or contain other unfavorable terms. The current high interest rate environment adds additional risk and expense to the use of debt to fund capital investment. In addition, to the extent we raise funds through the sale of additional equity securities, our stockholders would experience additional dilution.

In order to construct new commercial production facilities, we typically face a long and variable design, fabrication, and construction development cycle that requires significant resource commitments and may create fluctuations in whether and when any revenue is recognized, and may have an adverse effect on our business.

The development, design and construction process for our commercial production facilities generally lasts from 24 to 36 months, on average. Prior to constructing and developing a commercial production facility, we typically conduct a preliminary review and assess whether the commercial production facility is commercially viable based on our expected return on investment, investment payback period, and other operating metrics, as well as the necessary permits to develop such commercial production facility. This extended development process requires the dedication of significant time and resources from our management team, with no certainty of success or recovery of our expenses. Further, upon commencement of operations, we expect it may take six months or longer for the commercial production facility to ramp up to our expected production level. All of these factors, and in particular, increased spending that is not offset by anticipated increased revenues, can contribute to fluctuations in our quarterly financial performance and increase the likelihood that our operating results in a particular period will fall below investor expectations.

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

The construction and operation of the equipment supporting our commercial production facilities sales may require specialized permitting from applicable governmental authorities. We may be unable to obtain such specialized permitting, or we may experience significant delays in obtaining such specialized permitting, and this may delay our ability to launch these facilities for commercial operations, which may have a significant impact on any anticipated revenue and profitability.

The complexity, expense, and nature of customer procurement processes result in a lengthy customer acquisition and sales process. We anticipate that it may take us months to attract, obtain an award from, contract with, and recognize revenue from the production of renewable gasoline by a new commercial production facility, if we are successful at all.

We have entered into relatively new markets for renewables, including renewable natural gas, renewable gasoline and biofuel, and these new markets are highly volatile and have significant risk associated with current market conditions.

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

Our approach to the renewable fuels market will be dependent on the price of renewable feedstocks, such as biomass, as well as natural gas (including synthetic natural gas) and other feedstocks that will be used to produce our renewable gasoline. A decrease in the availability of feedstocks or an increase in the price may have a material adverse effect on our financial condition and operating results. At certain levels, prices may make these products uneconomical to use and produce as we may be unable to pass the full amount of feedstock cost increases on to our customers.

The price and availability of biomass, natural gas and other feedstocks may be influenced by general economic, market and regulatory factors. These factors include farming decisions, government policies and subsidies with respect to agriculture and international trade and global demand and supply. For example, renewable feedstock prices may increase significantly in response to increased demand for biomass for the production of competing renewable fuels.

Fluctuations in petroleum prices and customer demand patterns may reduce demand for renewable fuels and bio-based chemicals and a prolonged environment of low petroleum prices or reduced demand for renewable fuels or biofuels could have a material adverse effect on our long-term business prospects, financial condition and results of operations.

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

Long-term renewable fuels prices may fluctuate substantially due to factors outside of our control. The price of renewable fuels can vary significantly for many reasons, including: (i) increases and decreases in the number of internal combustion engines in operation in our markets; (ii) changes in competing liquid hydrocarbon technologies or fuel transportation capacity constraints or inefficiencies; (iii) energy or renewable fuel supply disruptions; (iv) weather conditions (which may be affected by climate change); (v) seasonal fluctuations; (vi) changes in consumer preferences and/or the demand for energy or in patterns of renewable fuel usage, including the potential development of demand-side management tools and practices; (vi) development of new fuels or new technologies for the production of renewable fuels; (vii) federal and state regulations; and (viii) then prevailing global and regional macroeconomic conditions.

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

Our proposed growth projects may not be completed or, if completed, may not perform as expected and our project development activities may consume a significant portion of our management’s focus, and if not successful, reduce any anticipated profitability.

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

We expect that our ability to establish, maintain, and manage strategic relationships, such as our relationships with Cottonmouth Ventures, CTV JV, InEnTec Inc. and EcoStrat Inc., could have a significant impact on the success of our business, although there can be no guarantee that these relationships will provide such impact. While we expect that our STG+® technology will enable us to become a more substantial operating entity in the future, there can be no assurance that we will be able to identify or secure suitable and scalable business relationship opportunities in the future or that our competitors will not capitalize on such opportunities before we do.

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

Our employees and facilities are and will be subject to the hazards associated with producing renewable gasoline. Operating hazards can cause personal injury and loss of life, damage to, or destruction of, property, plant and equipment and environmental damage. We maintain insurance coverage in amounts against the risks that we believe are consistent with industry practice, and maintain a safety program. However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or to property owned by third parties or other losses that are not fully covered by insurance could have a material adverse effect on our results of operations and financial position.

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

Renewable gasoline has not been used as a commercial fuel in large quantities or for a long period of time. Research regarding this product and its distribution infrastructure is ongoing. Although renewable gasoline has been tested on some engines, there is a risk that it may damage engines or otherwise fail to perform as expected. If renewable gasoline degrades the performance or reduces the life-cycle of engines, or causes them to fail to meet emissions standards, market acceptance could be slowed or stopped, and we could be subject to product liability claims. A significant product liability lawsuit could substantially impair our production efforts and could have a material adverse effect on our business, reputation, financial condition and results of operations.

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

We may incur liabilities for the investigation and cleanup of any environmental contamination at our commercial production facilities, or at off-site locations where we arrange for the disposal of hazardous substances or wastes. For example, under CERCLA and other federal, state and local laws, certain broad categories of persons, including an owner or operator of a property, or businesses may become liable for costs of investigation and remediation, impacts to human health and for damages to natural resources. These laws often impose strict and joint and several liability without regard to fault or degree of contribution or whether the owner or operator knew of, or was responsible for, the release of such hazardous substances or whether the conduct giving rise to the release was legal at the time it occurred. We also may be subject to related claims by private parties, including employees, contractors, or the general public, alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. We may incur substantial costs or other damages associated with these obligations, which could adversely impact our business, financial condition and results of operations.

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

Transition risks related to climate change could have a material and adverse effects on us.

We are committed to a clean energy future and we believe our business is well-positioned to benefit from growing regulatory and policy support for decarbonization and other trends related to climate change. However, we cannot rule out the possibility that these developments may in the future adversely affect the business, our suppliers, and the demand for our product while supporting the development of competing technologies and energy sources. For example, the adoption of legislation or regulatory programs to reduce emissions of greenhouse gases (including carbon pricing schemes), or the adoption and implementation of regulations that require reporting of greenhouse gas emissions or other climate-related information, could adversely affect our business, including by requiring us or our suppliers to incur increased operating costs, stimulating demand for electric vehicles, restricting our ability to execute on our business strategy, reducing our access to financial markets, or creating greater potential for governmental investigations or litigation. See “Item 1. Business—Climate Change, Regulatory Mandates and Government Funding” for further discussion of the laws and regulations related to greenhouse gases and climate change. We could incur increased costs and compliance burden relating to the assessment and disclosure of climate-related risks. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed.

Increased focus on sustainability or other ESG matters could impact our operations and expose us to additional risks.

Companies across all industries are facing increasing scrutiny from a variety of stakeholders, including investor advocacy groups, proxy advisory firms, certain institutional investors, and lenders, investment funds and other influential investors and rating agencies, related to their ESG and sustainability practices. The success of our business in part depends on customers and financial institutions viewing our business and operations as having a positive ESG profile. Increasing attention to, and societal expectations regarding, climate change, human rights, and other ESG topics may require us to make certain changes to our business operations to satisfy the expectations of customers and financial institutions. Additionally, our customers may be driven to purchase our fuel products due to their own sustainability or ESG commitments, which may entail holding their suppliers — including us — to ESG standards that go beyond compliance with laws and regulations and our ability to comply with such standards. Failure to maintain operations that align with such “beyond compliance” standards may negatively impact our reputation, cause potential customers to not do business with us or otherwise hurt demand for our products. More broadly, if we do not adapt to or comply with investor or other stakeholder expectations and standards on ESG matters as they continue to evolve, or if we are perceived to have not responded appropriately or quickly enough to growing concern for ESG and sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, we may suffer from reputational damage and our business, prospects, financial condition and operating results could be materially and adversely affected.

In addition, growing interest on the part of stakeholders regarding sustainability information and growing scrutiny of sustainability-related claims and disclosure has also increased the risk that companies could be perceived as, or accused of, making inaccurate or misleading statements, often referred to as “greenwashing.” Such perception or accusation could damage our reputation and result in litigation or regulatory actions. Further, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.

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

Our business strategy is to enter into multiple supply agreements pursuant to which we will supply our renewable gasoline to various customers. Under certain of these supply agreements, we expect the purchasers will agree to pay for and receive, or cause to be received by a third party, or pay for even if not taken, the renewable gasoline under contract (a “take-or-pay” arrangement). We anticipate that the timing and volume commitment of certain of these agreements will be conditioned upon, and subject to, our ability to complete the construction of our first commercial production facility and our additional planned and identified potential commercial production facilities. In order to construct and commence operations of commercial production facilities, we must secure third-party financing. We believe that we will be able to secure adequate financing in order to commence construction of and complete our commercial production facilities and, in turn, perform under these agreements, we cannot assure you that we will in the future be able to obtain adequate financing on favorable terms, or at all. Furthermore, we have not demonstrated that we can meet the production levels and specifications contemplated in anticipated or future supply agreements. If our production is slower than we expect, if demand decreases or if we encounter difficulties in successfully completing our first commercial production facility and our additional planned and identified potential commercial production facilities, the counterparties may terminate the supply agreements and potential customers may be less willing to negotiate definitive supply agreements with us, and therefore adversely impact our anticipated financial performance.

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

Furthermore, the importance of such information technology systems and networks and systems has increased due to many of our employees working remotely on less secure systems and environments. Additionally, if one of our service providers were to fail and we were unable to find a suitable replacement in a timely manner, we could be unable to properly administer our outsourced functions. If we cannot continue to retain these services provided by our vendors on acceptable terms, our access to the IT system and services could be interrupted. Any security breach, interruption or failure in our IT system and operations could impair quality of services, increase costs, prompt litigation and other consumer claims, result in liability under our contracts, and damage our reputation, any of which could substantially harm our business, financial condition or the results of operations.

As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security resources to protect our data security and information technology systems, such measures may not prevent such events. In addition, certain measures that could increase the security of our IT system take significant time and resources to deploy broadly, and such measures may not be deployed in a timely manner or be effective against an attack. The inability to implement, maintain and upgrade adequate safeguards could have a material and adverse impact on our business, financial condition and results of operations. Significant disruption to our IT system or breaches of data security could also have a material adverse effect on our business, financial condition and results of operations. Cyber-attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance.

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

We are vulnerable to natural disasters, the intensity or frequency of which may be influenced by climate change, and other events that could disrupt our operations. Any of our facilities or future facilities or operations may be harmed or rendered inoperable by catastrophic events, such as natural disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods; nuclear disasters, riots, civil disturbances, war, acts of terrorism or other criminal activities; pandemics (such as COVID-19); power outages and other events beyond our control. We do not have a detailed disaster recovery plan. In addition, we may not carry sufficient business interruption or other insurance to compensate us for losses that may occur and it is possible that sufficient insurance coverage may not be available on acceptable terms, if at all. Any losses or damages we incur could have a material adverse effect on our cash flows and success as an overall business.

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

Our ability to achieve meaningful future revenue will depend in large part upon our ability to attract customers and enter into contracts on favorable terms. We expect that many of our customers will be large companies with extensive experience operating in the fuels or chemicals markets. We lack significant commercial operating experience and may face difficulties in developing marketing expertise in these fields. Our business model relies upon our ability to successfully implement the first commercial production facility and commence and expand commercial operations and successfully negotiate, structure and fulfill long-term supply agreements for our renewable gasoline. Agreements with potential customers may initially only provide for the purchase of limited quantities from us. Our ability to increase our sales will depend in large part upon our ability to expand these existing customer relationships into long-term supply agreements. Establishing, maintaining and expanding relationships with customers can require substantial investment without any assurance from customers that they will place significant orders. In addition, many of our potential customers may be more experienced in these matters than we are, and we may fail to successfully negotiate these agreements in a timely manner or on favorable terms which, in turn, may force us to slow our production, dedicate additional resources to increasing our storage capacity and/or dedicate resources to sales in spot markets. Furthermore, should we become more dependent on spot market sales, any potential profitability will become increasingly vulnerable to short-term fluctuations in the price and demand for petroleum-based fuels and competing substitutes.

We are a development stage company with a history of net losses, we are currently not profitable and we may not achieve or maintain profitability and if we incur substantial losses, we may have to curtail our operations, which may prevent us from successfully operating and expanding our business.

We have incurred net losses since our inception. We are currently in the development stage and have not yet commenced principal operations or generated revenue.

Furthermore, we expect to spend significant amounts on further development of our technology, acquiring or otherwise gaining access to commercial production facilities, marketing and general and administrative expenses associated with our planned growth and management of operations as a public company. In some market environments, we may have limited access to incremental financing, which could defer or cancel growth projects, reduce business activity or cause us to default under any debt agreements if we are unable to meet our payment schedules. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending ourselves against claims by others that we may be violating their intellectual property rights may be significant. As a result, even if we are able to generate revenues in future periods, we expect that our expenses will exceed revenues for the foreseeable future. We do not expect to achieve profitability in the near future, and may never achieve it. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. As such, we are exposed to the risk of being a development-stage company with a history of losses in an early-stage of operations.

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

We generally must estimate the costs of completing a specific commercial production facility or growth project prior to the construction of the facility or project. The actual cost of labor and materials may vary from the costs we originally estimated. These variations may cause the gross cost for a commercial production facility or growth project to differ from those we originally estimated. Cost overruns on our commercial production facilities and growth projects could occur due to changes in a variety of factors such as:

●	failure to properly estimate costs of engineering, materials, equipment, labor or financing;

●	unanticipated technical problems with the structures, materials or services;

●	unanticipated project modifications;

●	changes in the costs of equipment, materials, labor or contractors (whether as a result of supply chain issues, macroeconomic conditions or otherwise);

●	our strategic partners, suppliers’ or contractors’ failure to perform;

●	changes in laws and regulations; and

●	delays caused by weather conditions.

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

We have entered into confidentiality agreements with certain contractors and consultants as well as agreements containing restrictive covenants and confidentiality provisions with certain employees, and we may enter into agreements with similar provisions with our employees and with other third parties in the future. We cannot ensure that these agreements, or all the terms thereof, will be enforceable or compliant with applicable law, or otherwise effective in controlling access to, use of, reverse engineering, and distribution of our proprietary information. Further, these agreements with our employees, contractors, and other parties may not prevent other parties from independently developing technologies, products and services that are substantially equivalent or superior to our technologies, products and services.

We believe that our proprietary manufacturing technology is a unique aspect in the current market and provides us with a significant competitive advantage. Our ability to prevent competitors from replicating this technology depends on our ability to obtain, maintain, protect, defend and enforce our intellectual property rights in the processes that comprise the technology and/or keep those processes and the underlying technology secret. We may not be able to prevent competitors from replicating or developing a better version of our proprietary manufacturing technology, which could result in a substantial decrease in our revenue and limit demand for our services.

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

We rely in part on trade secret protection to protect our confidential and proprietary information and processes. However, trade secrets are difficult to protect. We have taken measures to protect our trade secrets and proprietary information, but these measures may not be effective. We generally require our employees, consultants and contractors to enter into confidentiality agreements with us. We cannot guarantee that we have entered into such agreements with each party who has developed intellectual property on our behalf and each party that has or may have had access to our confidential information, know-how and trade secrets. We intend for new employees, consultants and other third parties to execute confidentiality agreements or agreements containing confidentiality provisions upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that know-how and inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Nevertheless, these agreements may be insufficient or breached, or may not be enforceable, our proprietary information may be disclosed, third parties could reverse engineer our biocatalysts and others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Moreover, these agreements may not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or technology. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In addition, trade secrets and know-how can be difficult to protect and some courts inside and outside of the United States are less willing or unwilling to protect trade secrets and know-how. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would not be able to prevent them from using that technology or information to compete with us, and our competitive position could be materially and adversely harmed. An unauthorized breach in our information technology systems may expose our trade secrets and other proprietary information to unauthorized parties.

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

Our business and prospects depend significantly on our ability to build our brand and we may not succeed in continuing to establish, maintain, and strengthen our brand, and our brand and reputation could be harmed by negative publicity regarding our company or products.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity as of the date of the financial statements, and the amount of revenue and expenses, during the periods presented, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our financial statements include those related to impairment of intangible and long-lived assets, and share-based compensation. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.

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

Inflation can adversely affect us by increasing costs of feedstock, equipment, materials, and labor. In addition, inflation is often accompanied by higher interest rates. In an inflationary environment, such as the current economic environment, depending on other economic conditions, we may be unable to raise prices of our fuels or products to keep up with the rate of inflation, which would reduce our profit margins. Given the inflation rates in 2023 and thus far in 2024, we have experienced, and continue to experience, increases in prices of feedstock, equipment, materials, and labor. Continued inflationary pressures could impact our financial results.

Our industry and our technologies are rapidly evolving and may be subject to unforeseen changes, and developments in alternative technologies may adversely affect the demand for renewable gasoline, and if we fail to make the right investment decisions in our technologies and products, we may be at a competitive disadvantage.

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

Under the EISA, the EPA is required to produce a report to Congress every three years of the environmental impacts associated with current and future biofuel production and use, including effects on air and water quality, soil quality and conservation, water availability, energy recovery from secondary materials, ecosystem health and biodiversity, invasive species and international impacts. The first report to Congress was completed in 2011 and provided an assessment of the environmental and resource conservation impacts associated with increased biofuel production. The second report to Congress, completed in 2018, reaffirmed the overarching conclusions of the first report. A draft of the third report to Congress was published in January 2023. Should such EPA triennial reports, or other analyses find that biofuel production and use has resulted in, or could in the future result in, adverse environmental impacts, such findings could also negatively impact public perception and acceptance of biofuel as an alternative fuel, which also could result in the loss of political support. To the extent that state or federal laws are modified or public perception turns against biofuels, use requirements such as RFS and LCFS may not continue, which could materially impact our ability to ever operate profitably.

The Company identified material weaknesses in its internal control over financial reporting that have been remediated, and if we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, and we may face litigation as a result.

In connection with the preparation of Intermediate’s financial statements for the year ended December 31, 2022 and the period from July 31, 2020 (inception) to December 31, 2021, management noted a material weakness in our internal control over financial reporting as described in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2023. Management did not maintain effective internal control over the reconciliation of the final fair value of the unit-based compensation awards prepared by third party valuation specialists to the accounting records due to a lack of professionals with defined roles within the accounting function providing financial reporting oversight. Additionally, management did not maintain effective internal control regarding the date on which to apply new accounting standards based upon CENAQ’s elections made under the JOBS Act, as described in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2023, which required Intermediate to apply new accounting standards as if it were a public business entity. These material weaknesses have been remediated.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. Effective internal controls are necessary to provide reliable financial reports and prevent fraud, and material weaknesses could limit the ability to prevent or detect a misstatement of accounts or disclosures that could result in a material misstatement of annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange continued listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result. While we have remediated the material weaknesses described above, there can be no assurance that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our operations to comply with the regulatory oversight and reporting obligations under federal securities laws. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the policies, practices or internal controls over financial reporting required of public companies in the United States. As a result, we may be required to pay higher outside legal, accounting or consulting costs than our competitors, and our management team members may have to devote a higher proportion of their time to issues relating to compliance with the laws applicable to public companies, both of which might put us at a disadvantage relative to competitors.

We are a “controlled company” within the meaning of Nasdaq Capital Market rules and, as a result, qualify for exemptions from certain corporate governance requirements, and as a result, you do not have the same protections afforded to stockholders of companies that are not exempt from such corporate governance requirements.

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

From time to time, we may be involved in litigation, regulatory actions or government investigations and inquiries, which could have an adverse impact on our financial results and consolidated financial position.

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

Sales of a substantial number of shares of our Class A Common Stock in the public market could occur at any time as substantially all of our shares of Class A Common Stock are eligible to be sold pursuant to Rule 144, subject to volume limitations. These sales, or the perception in the market that the holders of a large number of shares of Class A Common Stock intend to sell shares, could reduce the market price of our Class A Common Stock.

The loss of our senior management or technical personnel could adversely affect our ability to successfully operate our business.

While the success of the Company is dependent upon, along with other factors, the service of our executive officers and additional employees that we engage, there is no assurance that key personnel will continue with the Company. The loss of the services of our senior management or technical personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, the Company believes that the future success will depend in large part of its ability to attract and retain qualified management and technical personnel, and there can be no assurance that such personnel can be attracted and retained.

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

Holdings owns the majority of our voting stock and is entitled to appoint the majority of our Board. As a result, Holdings is able to substantially influence matters requiring our stockholder or board approval, including the election of directors, approval of any potential acquisition of us, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of Class A Common Stock will be able to affect the way we are managed or the direction of our business. The interests of Holdings with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders.

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

We may amend the terms of the warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then-outstanding Public Warrants. As a result, the exercise price and the exercise period of the warrants could be changed and the number of shares of our Class A Common Stock purchasable upon exercise of a warrant could be decreased, all without a holder’s approval.

Our Public Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder (i) to cure any ambiguity or to correct any mistake, including to conform the provisions therein to the descriptions of the terms of the warrants, or to cure, correct or supplement any defective provision, or (ii) to add or change any other provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the interests of the registered holders of the warrants. The warrant agreement requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase or decrease of the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Class A Common Stock purchasable upon exercise of a warrant.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our shares of Class A Common Stock and the Public Warrants are listed on Nasdaq under the symbols “VGAS” and “VGASW,” respectively. If Nasdaq delists our securities from trading on its exchange for failure to meet the continued listing standards, we and our stockholders could face significant negative consequences. The consequences of failing to meet the listing requirements include:

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

The trading price of our securities is limited and volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control.

There is a limited market for our securities and there can be no assurance that such a market for our securities will continue. The trading price of our securities has been and may continue to be volatile and subject to wide fluctuations in response to various factors (during the last 52 week period, range of trading has fluctuated from a high of $18.30 per share to a low of $1.95 per share), some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	success of competitors;

●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	our ability to market new and enhanced products and technologies on a timely basis;

●	changes in laws and regulations affecting our business;

●	our ability to meet compliance requirements;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of our common stock available for public sale;

●	any major change in our Board or management;

●	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war (such as the Russia-Ukraine conflict and the conflict in the Middle East) or terrorism.

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

The trading market for our shares of Class A Common Stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our shares of Class A Common Stock would likely decline. If any analyst who may cover us were to cease their coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

Additionally, we may be subject to significant income, withholding, and other tax obligations in the United States and may become subject to taxation in numerous additional U.S. state and local and non-U.S. jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Our after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities, (b) changes in the valuation of deferred tax assets and liabilities, if any, (c) the expected timing and amount of the release of any tax valuation allowances, (d) the tax treatment of stock-based compensation, (e) changes in the relative amount of earnings subject to tax in the various jurisdictions, (f) the potential business expansion into, or otherwise becoming subject to tax in, additional jurisdictions, (g) changes to existing intercompany structure (and any costs related thereto) and business operations, (h) the extent of intercompany transactions and the extent to which taxing authorities in relevant jurisdictions respect those intercompany transactions and (i) the ability to structure business operations in an efficient and competitive manner. Outcomes from audits or examinations by taxing authorities could have an adverse effect on our after-tax profitability and financial condition. Additionally, the U.S. Internal Revenue Service (“IRS”) and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our financial results may be affected.

Our after-tax profitability and financial results may also be adversely affected by changes in relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect.

We are a holding company, and our only material asset is our equity interest in OpCo, and we will accordingly be dependent upon distributions from OpCo to pay taxes, make payments under the Tax Receivable Agreement and cover our corporate and other overhead expenses.

We are a holding company and have no material assets other than our equity interest in OpCo. We have no independent means of generating revenue. To the extent OpCo has available cash, we intend to cause OpCo to make (i) generally pro rata distributions to the holders of OpCo Units, including us, in an amount at least sufficient to allow us to pay our taxes and make payments under the Tax Receivable Agreement and any subsequent tax receivable agreement that we may enter into in connection with future acquisitions and (ii) non-pro rata payments to us to reimburse us for our corporate and other overhead expenses. To the extent that we need funds and OpCo or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of any current or future financing arrangements, or are otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected.

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

In connection with the Business Combination, we entered into the Tax Receivable Agreement with the TRA Holders. This agreement generally provides for the payment by us to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that we actually realize (or are deemed to realize in certain circumstances) in periods after the Business Combination as a result of certain increases in tax basis available to us pursuant to the exercise of the OpCo Exchange Right, a Mandatory Exchange or the Call Right and certain benefits attributable to imputed interest. We will retain the benefit of the remaining 15% of any actual net cash tax savings.

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

We intend to operate such that OpCo does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, the exchange of Class C OpCo Units pursuant to the OpCo Exchange Right or Mandatory Exchange (or acquisitions of Class C OpCo Units pursuant to the Call Right) or other transfers of Class C OpCo Units could cause OpCo to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate such that redemptions or other transfers of OpCo Units qualify for one or more of such safe harbors. For example, we limited the number of holders of OpCo Units, and the OpCo operating agreement (“A&R LLC Agreement”), provides for certain limitations on the ability of holders of OpCo Units to transfer their OpCo Units and provides us, as the manager of OpCo, with the right to prohibit the exercise of an OpCo Exchange Right if it determines (based on the advice of counsel) there is a material risk that OpCo would be a publicly traded partnership as a result of such exercise.

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

We are a U.S. corporation and thus are subject to U.S. corporate income tax on our worldwide income. Further, our operations and customers will be located in the United States, and, as a result, we will be subject to various U.S. federal, state and local taxes. U.S. federal, state and local and non-U.S. tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us and may have an adverse effect on our financial condition, results of operations and cash flows.

For example, in the United States, several tax law changes have been previously proposed that would, if ultimately enacted, impact the U.S. federal income taxation of corporations. Such proposals have included an increase in the U.S. income tax rate applicable to corporations (such as us) from 21% to 28%. It is unclear whether this, similar or other changes will be enacted and, if enacted, how soon any such changes could take effect, and we cannot predict how any future changes in tax laws might affect us. Additionally, states in which we operate or own assets may impose new or increased taxes. Changes in tax laws or the imposition of new or increased taxes could adversely affect our financial condition, results of operations and cash flows.

The new 1% U.S. federal excise tax on repurchases of corporate stock included in the IR Act could cause a reduction in the value of our Class A Common Stock.

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

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and registration statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year (i) following August 17, 2026, the fifth anniversary of our IPO, (ii) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time) or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

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

We are a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a smaller reporting company under Rule 12b-2 of the Securities Exchange Act of 1934. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our Class A Common Stock less attractive because we may rely on smaller reporting company exemptions. If some investors find our Class A Common Stock less attractive as a result, there may be a less active trading market for our Class A Common Stock, and our stock price may be more volatile.

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

The Charter provides that, unless we consent in writing to the selection of an alternative forum, (a) the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any current or former director, officer, employee or agent of ours to us or our stockholders, or a claim of aiding and abetting any such breach of fiduciary duty, (iii) any action asserting a claim against us or any director, officer, employee or agent of ours arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), the Charter or the Bylaws (as either may be amended, restated, modified, supplemented or waived from time to time), (iv) any action to interpret, apply, enforce or determine the validity of the Charter or the Bylaws (as either may be amended, restated, modified, supplemented or waived from time to time), (v) any action asserting a claim against us or any director, officer, employee or agent of ours that is governed by the internal affairs doctrine or (vi) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL.

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 1C. Cybersecurity.

Risk management and strategy

We have established processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized attempts to access our information systems that may result in adverse effects on the confidentiality, integrity, or availability of those systems.

These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks. Following these risk assessments, if necessary, we would re-design and implement reasonable additional safeguards to minimize identified risks and address any identified gaps in existing safeguards.

Primary responsibility for assessing, monitoring, and managing our cybersecurity risks rests with our third-party IT service provider who reports to our Chief Technology Officer, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and we train our relevant employees on these safeguards, in collaboration with our third-party IT provider and management. Since users are typically the weakest link in any information system, we periodically train all our employees on good cybersecurity practices, including password management, phishing prevention, and other security awareness issues.

We have not encountered cybersecurity threats or challenges that have materially impaired our operations, business strategy or financial condition.

Governance

Our Board of Directors is responsible for monitoring and assessing strategic risk exposure including cybersecurity risk, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole, as well as through the Audit Committee.

Our Chief Technology Officer is primarily responsible for assessing and managing our material risks from cybersecurity threats with assistance from our third-party IT service provider.

Our Chief Technology Officer oversees our cybersecurity policies and processes and will provide periodic briefings to the Chief Executive Officer, the Audit Committee and/or the Board of Directors as needed regarding any material cybersecurity risks or activities, including any recent cybersecurity incidents and related responses.

ITEM 2. Properties.

Our corporate headquarters is located at 711 Louisiana St, Suite 2160, Houston, Texas 77002. The office lease for our corporate headquarters expires in February 2027. We also lease commercial office space and a demonstration facility in Hillsborough, New Jersey pursuant to an operating lease that expires in April 2025.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Verde Clean Fuels’ Class A Common Stock and Public Warrants currently trade on Nasdaq under the trading symbols of “VGAS” and “VGASW,” respectively, and on March 28, 2024, the Company had 9,428,797 shares of Class A Common Stock issued and outstanding, 22,500,000 shares of Class C Common Stock issued and outstanding and 15,383,263 Warrants issued and outstanding.

Holders

On March 28, 2024, there were 33 holders of record of our Class A Common Stock, one holder of record of our Class C Common Stock and 16 holders of record of our warrants. We believe a substantially greater number of beneficial owners hold shares of Class A Common Stock and Public Warrants through brokers, banks or other nominees.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any Class A Common Stock or Public Warrants during the three months ended December 31, 2023.

ITEM 6. [Reserved].

ITEM 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with the audited consolidated financial statements and related notes that are included elsewhere in this Report, as well as with “Item 1. Business – Formation, Business Combination and Related Transactions.” In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. See the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors” elsewhere in this Report. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A. “Risk Factors.”

Overview

We are a clean energy technology company specializing in the conversion of synthesis gas, or syngas, derived from diverse feedstocks, such as biomass or natural gas and other feedstocks, into liquid hydrocarbons that can be used as gasoline through an innovative and proprietary liquid fuels technology, the STG+® process. Through our STG+® process, we convert syngas into RBOB gasoline. We are focused on the development of technology and commercial facilities aimed at turning waste and other bio-feedstocks into a usable stream of syngas which is then transformed into a single finished fuel, such as gasoline, without any additional refining steps. The availability of biogenic MSW and the economic and environmental drivers that divert these materials from landfills will enable us to utilize these waste streams to produce renewable gasoline from modular production facilities with expected capacity to produce between approximately seven million to 30 million gallons of renewable gasoline per year.

We are redefining liquid fuels technology through our proprietary and innovative STG+® process to deliver scalable and cost-effective renewable gasoline. We acquired our STG+® technology from Primus, who developed the patented STG+® technology to convert syngas into gasoline or methanol. Since acquiring the technology, we have adapted the application of our STG+® technology to focus on the renewable energy industry. This adaptation requires a third-party gasification system to produce acceptable synthesis gas from renewable feedstocks. Our proprietary STG+® system converts the syngas into gasoline.

Key Factors and Trends Influencing our Prospects and Future Results

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

Successful Implementation of the first commercial facility

A critical step in our success will be the successful construction and operation of the first commercial production facility using our patented STG+® technology. We believe our commercialization activities are being completed at a pace that can support first commercial production of gasoline as early as 2026.

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

Revenue

We have not generated any revenue to date. We expect to generate a significant portion of our future revenue from the sale of renewable RBOB grade gasoline or gasoline derived from natural gas.

Expenses

General and Administrative Expense

G&A expenses consist of compensation costs including salaries, benefits and stock-based compensation expense for personnel in executive, finance, accounting, and other administrative functions. General and administrative expenses also include legal fees, professional fees paid for accounting, auditing and consulting services, and insurance costs. Following the Business Combination, we incurred higher general and administrative expenses for public registrant costs for compliance with the regulations of the SEC and the Nasdaq Capital Market.

Research and Development Expense

Our R&D expenses consist primarily of internal and external expenses incurred in connection with our R&D activities. These expenses include labor directly performed on our projects and fees paid to third parties working on and testing specific aspects of our STG+ design and gasoline product output. R&D costs have been expensed as incurred. We expect R&D expenses to grow as we continue to develop the STG+ technology and develop market and strategic relationships with other businesses.

Contingent consideration

Prior to the Business Combination, the Company had an arrangement payable to the Company’s CEO and a consultant whereby a contingent payment would become payable if certain return on investment hurdles are met within five years of an asset purchase arrangement. The contingent consideration was forfeited when the Company closed on the Business Combination.

Results of Operations

Comparison of the years ended December 31, 2023 and December 31, 2022

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
General and administrative expenses	$11,515,192	$4,514,994
Contingent consideration	(1,299,000)	(7,551,000)
Research and development expenses	329,194	316,712
Total Operating loss (income)	10,545,386	(2,719,294)

Other (income)	(447,074)	-
Interest expense	236,699	-
Loss (income) before income taxes	10,335,011	(2,719,294)
Provision for income taxes	166,265	-
Net loss (income)	$10,501,276	$(2,719,294)

Comparison for the years ended December 31, 2023 and 2022

General and Administrative

General and administrative expenses increased approximately $7.0 million, or 155%, from $4.5 million for the year ended December 31, 2022 to $11.5 million for the year ended December 31, 2023. The increase was primarily due to higher professional fees of $3.0 million primarily due to the Business Combination, higher share-based compensation expense of $1.5 million due to the acceleration of vesting of equity awards as a result of the consummation of the Business Combination, higher insurance expense of $1.4 million, and higher employee compensation and benefit costs of $0.4 million. Rent and depreciation expense and other general and administrative expenses also increased by $0.4 million and $0.3 million, respectively.

Contingent Consideration

The $1.3 million reduction to operating expenses associated with contingent consideration for the year ended December 31, 2023 reflects the reversal of the remaining accrual made by Holdings for certain contingent payments due to the contractual forfeiture of the payments following the close of the Business Combination on February 15, 2023. The reduction to operating expenses associated with contingent consideration of $7.6 million for the year ended December 31, 2022 was primarily due to a reduction in the probability of payment following an amendment to the terms and conditions of this arrangement during the third quarter of 2022, and due to the increased likelihood of closing the Business Combination with the SPAC, at which time the contingent payment would be forfeited. See Note 2 to the Consolidated Financial Statements.

Research and Development

R&D expense for the year ended December 31, 2023 was consistent with the prior year.

Other Income

Other income of $447 thousand for the year ended December 31, 2023 was primarily attributable to interest earned on our cash and cash equivalents.

Interest Expense

Interest expense was $237 thousand for the year ended December 31, 2023, which was primarily attributable to our land lease in Maricopa, Arizona, which was classified as a finance lease until the third quarter of 2023. See Note 5 to the Consolidated Financial Statements.

Provision for Income Taxes

The provision for income taxes of $166 thousand for the year ended December 31, 2023 was attributable to changes in estimates related to CENAQ’S 2022 tax obligation. There was no income tax provision recorded for the year ended December 31, 2022, as Intermediate was a limited liability company treated as a partnership for tax purposes, with each of its members accounting for its share of tax attributes and liabilities. See Note 9 to the Consolidated Financial Statements.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our R&D activities and our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve general and administrative and R&D activities for the ongoing commercialization of our first production facility and associated plant design.

To date, we have not generated any revenue, and as of December 31, 2023, we had cash and cash equivalents of $28.8 million. We do not expect to generate any meaningful revenue unless and until we are able to commercialize our first production facility. Since inception, we have incurred significant operating losses, have an accumulated deficit of $23.9 million as of December 31, 2023 and negative operating cash flow in both the years ended December 31, 2023 and December 31, 2022. Management expects that operating losses and negative cash flows may increase because of additional costs and expenses related to the development of technology and the development of market and strategic relationships with other companies. Our continued solvency is dependent upon our ability to obtain additional working capital to complete our product development and to successfully achieve commerciality of our projects.

In connection with entering into the JDA with Cottonmouth Ventures, a subsidiary of Diamondback, we will begin to incur development costs with respect to the project, prior to reaching a FID and entering into final definitive agreements, irrespective of whether these events occur. We are currently evaluating the impact that the JDA will have on our consolidated financial statements and liquidity. See Note 12 to the Consolidated Financial Statements.

Following the Business Combination and the closing of the PIPE Financing, we received approximately $37.3 million in cash, net of approximately $10.0 million of transaction expenses and the repayment of approximately $3.75 million of capital contributions made by Holdings since December 2021. We expect to use such proceeds to fund our ongoing operations and R&D activities. The gross amount, before expenses, was composed of approximately $19.0 million released from CENAQ’s trust account, after payment of approximately $158.8 million to public stockholders who exercised Redemption Rights (representing a redemption rate of approximately 89.3%), and $32.0 million of proceeds raised from the PIPE Financing. We also received $91 thousand from the CENAQ operating account. We believe that based on our current level of operating expenses and currently available cash on hand, we will have sufficient funds available to cover R&D activities and operating cash needs for at least the next 12 months. However, as we have not yet developed a commercial production facility and have no meaningful revenue to date, we may require additional funds in future years. Our ability to raise funds through equity offerings may be limited by the significant number of shares that may be publicly sold. As the exercise price of our Public Warrants is $11.50 per share of Class A Common Stock, we do not expect that Public Warrants will be exercised in the foreseeable future. Our ability to fund R&D activities and our operating cash needs for several years does not depend on the proceeds we may receive as the result of exercises of outstanding Warrants.

As our transaction with CENAQ only resulted in $37.3 million of net proceeds, we expect that we will only be able to construct one of our first four originally planned production facilities with these proceeds. The $37.3 million of net proceeds raised at closing of the transaction with CENAQ will contribute to the equity capital portion of our capital expenditure requirements through 2025. We also expect to earn interest income on the net proceeds raised at closing during the ongoing development and construction of our facilities through 2025, and that such interest income will be utilized towards capital expenditures or for general and administrative expenses. We also expect 70% of our total project capital requirements will be met with project financing, industrial revenue bonds, or pollution control bonds, or some combination of debt financing. While we have been in discussions with banks and other credit counterparties regarding project financing, industrial revenue bonds, or pollution control bonds, and these discussions have led to indications of debt financing equivalent to 70% of our capital expenditure requirements, there can be no assurance that we will be successful in obtaining such financing. The inability to obtain debt financing will adversely impact our ability to implement our business plan.

In connection with the Closing, Sponsor was due $409,612 under existing promissory notes with CENAQ. On February 15, 2023, in lieu of repayment of the existing promissory notes with Sponsor, the Company entered into the New Promissory Note with the Sponsor totaling $409,612. The New Promissory Note canceled and superseded the existing promissory notes. The New Promissory note was non-interest bearing and the entire principal balance of the New Promissory Note was payable on or before February 15, 2024 in cash or shares at our election. On February 15, 2024, we settled the New Promissory Note through the issuance of 40,961 shares of Class A Common Stock at a conversion price of $10.00 per share and recorded an increase to additional paid-in capital of $409,608.

Comparison of Cash Flows for the Years Ended December 31, 2023 and 2022

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below:

	For the Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(9,112,666)	$(3,279,147)
Net cash used in investing activities	(58,588)	(4,411)
Net cash provided by financing activities	37,495,502	3,659,395
Net increase in cash, cash equivalents and restricted cash	$28,324,248	$375,837

Cash Flows Used in Operating Activities

Net cash used in operating activities increased $5.8 million to $9.1 million during the year ended December 31, 2023, as compared with net cash used in operating activities of $3.3 million during the year ended December 31, 2022. The increase primarily was due to a higher net loss of $13.2 million and higher payments for prepaid expenses of $0.3 million and income taxes of $0.3 million. These increases were partially offset by a lower non-cash impact for the change in the liability for contingent consideration of $6.3 million and stock-based compensation expense of $1.5 million, and other operating cash flows of $0.2 million.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was consistent with the prior year.

Cash Flows From Financing Activities

Net cash provided by financing activities increased approximately $33.8 million to $37.5 million for the year ended December 31, 2023, as compared with net cash provided of $3.7 million in the year ended December 31, 2022. The increase was primarily due to the closing of the Business Combination on February 15, 2023, which raised $37.3 million in cash proceeds, partially offset by cash used for the payment of notes payable, the principal portion of finance lease liabilities, and deferred financing costs.

Commitments and Contractual Obligations

In October 2022, we entered into a 25-year land lease in Maricopa, Arizona with the intent of building a biofuel processing facility. The commencement date of the lease occurred in February 2023 contemporaneous with us obtaining control of the identified asset. The lease was modified during the third quarter of 2023, resulting in a reclassification of the lease from finance to operating. We exited the lease as of December 31, 2023. See Note 5 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of December 31, 2023 and during the year ended December 31, 2023, we had not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with GAAP as determined by the FASB. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses and allocated charges during the reporting period. The following is a summary of certain critical accounting policies and estimates that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

Contingent Consideration

Prior to the Business Combination, our parent entity (Holdings), on Intermediate’s behalf, had an arrangement payable to our Chief Executive Officer and a consultant whereby a contingent payment could become payable in the event that certain return on investment hurdles are met within five years of the closing date of the Primus asset purchase. We recognized the liability for such contingent payment on our balance sheet and remeasured the estimated payments under this arrangement and recorded our best estimate of amounts payable under such arrangement.

Our contingent consideration liability was measured at fair value and based on significant inputs not observable in the market. As such, our contingent consideration liability was classified as a Level 3 fair value measurement within the fair value hierarchy. The valuation of contingent consideration used assumptions we believe would be made by a market participant. We assessed these estimates on an ongoing basis as additional data impacting the assumptions was obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates were recognized within the consolidated statements of operations.

In evaluating the fair value information, considerable judgment was required to interpret the market data used to develop the estimates.

The fair value of the contingent consideration as of the asset acquisition date was estimated using a concluded Enterprise Value of Intermediate’s business based on a weighting of derived value from the combination of two Income approaches to business valuation (Discounted Cash Flows and Relief from Royalty). Such business value underpinned a Monte Carlo Simulation valuation model to determine the ultimate contingent consideration liability balance.

In measuring the estimated amount payable under this arrangement as of December 31, 2022, we took into consideration a discounted cash flow valuation of the business based on internal projections as well as the business valuation implied by the proposed business combination transaction with CENAQ, which implied a value to existing equity holders of $225,000,000, and also considered the expected timing of the transaction closing which was assumed to occur in the first quarter of 2023. Such implied value and timing underpinned a Monte Carlo Simulation valuation model utilized in the determination of the contingent consideration liability balance (as similarly used in the prior periods). We also updated the probability of payment due to the increased likelihood of forfeiture of the contingent consideration payment as a result of an amendment to the terms and conditions of this contingent payment during the quarter ended September 30, 2022, as discussed further below. Accordingly, we recorded a reduction in contingent consideration totaling $7,551,000 during the year ended December 31, 2022, resulting in a contingent consideration liability balance of $1,299,000 as of December 31, 2022.

The contingent consideration liability determination using Monte Carlo Simulation was based on a number of assumptions including expected term, expected volatility, expected dividends, the risk-free interest rate, a discount rate (WACC), and probability of success, a specified contractual return hurdle (based on internal rate of return), and a contractual proportion of excess gain allocable to the contingent payment above the contractual return hurdle. See Note 10 to the Consolidated Financial Statements for further information.

On August 5, 2022, Holdings entered into an agreement with our management and CEO whereby, upon closing of the business combination with CENAQ, the contingent consideration would be forfeited. Following the closing on February 15, 2023, the contingent consideration was forfeited, and this arrangement was terminated and no payments were made. Thus, we reversed the entire $1,299,000 during the three months ended March 31, 2023. There were no contingent consideration arrangements as of December 31, 2023.

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

During the years ended December 31, 2023 and December 31, 2022, we placed the most weight to the Business Combination in concluding that no impairment testing was required. We also leveraged the valuation analyses prepared in the measurement of our contingent consideration as discussed in detail above. Such transaction served to support management’s conclusion that fair value of our indefinite-lived intangible asset is greater than its carrying amount by a substantial amount, and no impairment charges were recognized in any of the periods presented. Additionally, during the year ended December 31, 2023, there were no events or changes in circumstances noted that would indicate that the carrying amount of the indefinite-lived intangible asset may not be recoverable.

Impairment of Long-Lived Assets

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Unit-Based Compensation

We apply the fair value method under ASC 718, “Compensation — Stock Compensation” (“ASC 718”), in accounting for unit-based compensation to employees. Service-based units compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. The fair value of the equity award granted is estimated on the date of the grant. Performance-based units are expensed over the requisite service period, based on the probability of achieving the performance goal, with changes in expectations recognized as an adjustment to earnings in the period of the change. If the performance goal is not met, no unit-based compensation expense is recognized. We accelerated the unvested service and performance-based units during the year ended December 31, 2023 in connection with the Business Combination. No service-based or performance-based incentive units were granted during the year ended December 31, 2023.

Share-Based Compensation

We apply ASC 718 in accounting for share-based compensation to employees. We estimate the fair value of stock options on the date of grant using the Black-Scholes model. The fair value of RSUs granted is determined based on the value of our stock price on the date of the award subject to a discount for lack of marketability. Share-based compensation expense is recorded over the period during which the grantee is required to provide service in exchange for the award. Forfeitures are recognized as they occur.

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

There is substantial judgment in selecting the assumptions which we use to determine the fair value of such equity awards, and other companies could use similar market inputs and arrive at different conclusions.

 Recent Accounting Pronouncements

See Note 3 – Significant Accounting Policies in the accompanying consolidated financial statements for information regarding accounting pronouncements.

JOBS Act

We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. CENAQ previously elected to irrevocably opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time public companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another emerging growth company that has not opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used. Additionally, we are not required to, among other things, provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Verde Clean Fuels, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verde Clean Fuels, Inc. and subsidiaries (the "Company") as of December 31, 2023, and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

Dallas, Texas

March 28, 2024

We have served as the Company's auditor since 2022.

VERDE CLEAN FUELS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022
Current assets:
Cash and cash equivalents	$28,779,177	$463,475
Restricted cash	100,000	-
Prepaid expenses	373,324	113,676
Deferred transaction costs	-	3,258,880
Deferred financing costs	-	6,277
Total current assets	29,252,501	3,842,308

Non-current assets:
Security deposits	160,669	258,000
Property, plant and equipment, net	62,505	7,414
Operating lease right-of-use assets, net	524,813	323,170
Intellectual patented technology	1,925,151	1,925,151
Total non-current assets	2,673,138	2,513,735
Total assets	$31,925,639	$6,356,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$184,343	$2,857,223
Accrued liabilities	1,976,812	762,119
Operating lease liabilities - current portion	297,380	237,970
Notes payable - insurance premium financing	-	11,166
Total current liabilities	2,458,535	3,868,478

Non-current liabilities:
Contingent consideration	-	1,299,000
Promissory note – related party	409,612	-
Operating lease liabilities	232,162	85,200
Total non-current liabilities	641,774	1,384,200
Total liabilities	3,100,309	5,252,678

Stockholders’ equity
Intermediate Member's Equity	-	12,775,901
Class A common stock, par value $0.0001 per share, 9,387,836 issued and outstanding as of December 31, 2023	939	-
Class C common stock, par value $0.0001 per share, 22,500,000 issued and outstanding as of December 31, 2023	2,250	-
Additional paid in capital	35,014,836	-
Accumulated deficit	(23,922,730)	(11,672,536)
Noncontrolling interest	17,730,035	-
Total stockholders’ equity	28,825,330	1,103,365

Total liabilities and stockholders’ equity	$31,925,639	$6,356,043

The accompanying notes are an integral part of these consolidated financial statements.

VERDE CLEAN FUELS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2023	2022

General and administrative expenses	$11,515,192	$4,514,994
Contingent consideration	(1,299,000)	(7,551,000)
Research and development expenses	329,194	316,712
Total operating loss (income)	10,545,386	(2,719,294)

Other (income)	(447,074)	-
Interest expense	236,699	-
Loss (income) before income taxes	10,335,011	(2,719,294)
Provision for income taxes	166,265	-
Net (loss) income	$(10,501,276)	$2,719,294
Net (loss) attributable to noncontrolling interest	(7,757,688)	-
Net (loss) income attributable to Verde Clean Fuels, Inc.	$(2,743,588)	$2,719,294

Earnings per share
Weighted average Class A common stock outstanding, basic and diluted	6,140,529	N/A
Loss per Share of Class A common stock	$(0.45)	N/A

The accompanying notes are an integral part of these consolidated financial statements.

VERDE CLEAN FUELS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Year Ended December 31, 2022

	Member's Equity	Accumulated Deficit	Total Member's Equity
Balance - December 31, 2021	$7,605,369	$(14,391,830)	$(6,786,461)
Capital contribution	3,750,000	-	3,750,000
Unit-based compensation expense	1,420,532	-	1,420,532
Net income	-	2,719,294	2,719,294
Balance December 31, 2022	$12,775,901	$(11,672,536)	$1,103,365

For The Year Ended December 31, 2023

	Member’s	Preferred Stock		Class A Common		Class C Common		Additional Paid in	Accumulated	Non- Controlling	Total
	Equity	Shares	Values	Shares	Values	Shares	Values	Capital	Deficit	Interest	Equity
Balance - December 31, 2022	$12,775,901	-	$-	-	$-	-	$-	$-	$(11,672,536)	$-	$1,103,365
Retroactive application of recapitalization	-	-	-	-	936	-	2,573	(3,509)	-	-	-
Adjusted beginning balance	12,775,901	-	-	-	936	-	2,573	(3,509)	(11,672,536)	-	1,103,365
Reversal of Intermediate original equity	(12,775,901)	-	-	-	(936)	-	(2,573)	3,509	11,672,536	-	(1,103,365)
Recapitalization transaction	-	-	-	9,358,620	936	22,500,000	2,250	15,391,286	(4,793,142)	25,487,723	36,089,053
Class A Sponsor earn out shares	-	-	-	-	-	-	-	5,792,000	(5,792,000)	-	-
Class C earn out shares	-	-	-	-	-	-	-	10,594,000	(10,594,000)	-	-
Stock-based compensation	-	-	-	-	-	-	-	2,901,569	-	-	2,901,569
Warrant exercise	-	-	-	29,216	3	-	-	335,981	-	-	335,984
Net (loss)	-	-	-	-	-	-	-	-	(2,743,588)	(7,757,688)	(10,501,276)
Balance - December 31, 2023	$-	-	$-	9,387,836	$939	22,500,000	$2,250	$35,014,836	$(23,922,730)	$17,730,035	$28,825,330

The accompanying notes are an integral part of these consolidated financial statements.

 VERDE CLEAN FUELS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(10,501,276)	$2,719,294
Adjustments to reconcile net (loss) income to net cash used in operating activities
Contingent consideration	(1,299,000)	(7,551,000)
Depreciation	3,497	10,034
Finance lease amortization	127,617	-
Unit-based compensation expense	2,901,569	1,420,532
Deferred financing fee write-off	28,847	-
Amortization of right-of-use assets	413,354	237,850
Changes in operating assets and liabilities
Prepaid expenses	(259,648)	17,053
Security deposits	(10,669)	(108,000)
Accounts payable	(6,645)	108,121
Accrued liabilities and other	185,912	104,819
Operating lease liabilities	(383,778)	(237,850)
Income taxes payable	(312,446)	-
Net cash used in operating activities	(9,112,666)	(3,279,147)

Cash flows from investing activities:
Purchases of property, equipment and improvements	(58,588)	(4,411)
Net cash used in investing activities	(58,588)	(4,411)

Cash flows from financing activities:
PIPE proceeds	32,000,000	-
Cash received from Trust	19,031,516	-
Less transaction expenses	(10,043,793)	-
Holdings capital repayment	(3,750,000)	-
Repayments of notes payable - insurance premium financing	(11,166)	(73,987)
Repayments of the principal portion of finance lease liabilities	(44,469)	-
Deferred transaction costs	-	(10,341)
Deferred financing costs	(22,570)	(6,277)
Warrant exercises	335,984	-
Capital contribution	-	3,750,000
Net cash provided by financing activities	37,495,502	3,659,395

Net increase in cash	28,324,248	375,837

Cash, beginning of year	463,475	87,638
CENAQ operating cash balance acquired	91,454	-
Cash, Cash Equivalents and Restricted Cash, end of year	$28,879,177	$463,475

	For The Year Ended December 31
	2023	2022
Supplemental cash flow information:
Non-cash income tax payable and deferred tax liability obtained from CENAQ	$431,632	-
Non-cash impact of debt issuance through the Business Combination	$409,612	-
Non-cash deferred transaction costs	-	$3,248,539
Cash paid for interest	$236,699	-
Cash paid for income taxes	$431,632	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 — THE COMPANY

Overview

Verde Clean Fuels, Inc. (the “Company”) is a clean energy technology company specializing in the conversion of synthesis gas, or syngas, derived from diverse feedstocks, such as biomass or natural gas and other feedstocks, into liquid hydrocarbons, primarily gasoline, through an innovative and proprietary liquid fuels technology, the STG+® process. Through Verde Clean Fuels’ STG+® process, Verde Clean Fuels converts syngas into Reformulated Blend-stock for Oxygenate Blending (“RBOB”) gasoline. Verde Clean Fuels is focused on the development of technology and commercial facilities aimed at turning waste and other feedstocks into a usable stream of syngas which is then transformed into a single finished fuel, such as gasoline, without any additional refining steps. The availability of biogenic feedstocks and the economic and environmental drivers that divert these materials from landfills will enable us to utilize these waste streams to produce renewable gasoline from modular production facilities.

NOTE 2 – BUSINESS COMBINATION

On February 15, 2023 (the “Closing Date”), the Company finalized a business combination (“Business Combination”) pursuant to that certain business combination agreement, dated as of August 12, 2022 (“Business Combination Agreement”) by and among CENAQ Energy Corp. (“CENAQ”), Verde Clean Fuels OpCo, LLC, a Delaware limited liability company and a wholly owned subsidiary of CENAQ (“OpCo”), Bluescape Clean Fuels Holdings, LLC, a Delaware limited liability company (“Holdings”), Bluescape Clean Fuels Intermediate Holdings, LLC, a Delaware limited liability company (“Intermediate”), and CENAQ Sponsor LLC (“Sponsor”). Immediately upon the completion of the Business Combination, CENAQ was renamed to Verde Clean Fuels, Inc.

Prior to the Business Combination, and up to the transaction close on February 15, 2023, Verde Clean Fuels, previously CENAQ Energy Corp., was a special purpose acquisition company (“SPAC”) incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

Pursuant to the Business Combination Agreement, (i) (A) CENAQ contributed to OpCo (1) all of its assets (excluding its interests in OpCo and the aggregate amount of cash required to satisfy any exercise by CENAQ stockholders of their redemption rights (the “Redemption Rights”) and (2) the shares of Class C common stock (the “Holdings Class C Shares”) and (B) in exchange therefor, OpCo issued to CENAQ a number of Class A OpCo Units equal to the number of total shares of Class A common stock issued and outstanding immediately after the Closing Date (taking into account the PIPE Financing (as defined below) and following the exercise of Redemption Rights) (such transactions, the “SPAC Contribution”) and (ii) immediately following the SPAC Contribution, (A) Holdings contributed to OpCo 100% of the issued and outstanding limited liability company interests of Intermediate and (B) in exchange therefor, OpCo transferred to Holdings the Holdings OpCo Units and the Holdings Class C Shares. Holdings holds 22,500,000 OpCo Units and an equal number of shares of Class C common stock.

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), the Business Combination is accounted for as a common control reverse recapitalization where Intermediate is deemed the accounting acquirer and the Company is treated as the accounting acquiree, with no goodwill or other intangible assets recorded, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Business Combination is not treated as a change in control of Intermediate. This determination reflects Holdings holding a majority of the voting power of Verde Clean Fuels, Intermediate’s pre-Business Combination operations being the majority post-Business Combination operations of Verde Clean Fuels, and Intermediate’s management team retaining similar roles at Verde Clean Fuels. Further, Holdings continues to have control of the Board of Directors through its majority voting rights. Under ASC 805, the assets, liabilities, and noncontrolling interests of Intermediate are recognized at their carrying amounts on the date of the Business Combination.

Following the completion of the Business Combination, the combined company is organized in an “Up-C” structure and the only direct assets of the Company, consists of equity interests in OpCo, whose only direct assets consists of equity interests in Intermediate. Immediately following the Business Combination, Verde Clean Fuels is the sole manager of and controls OpCo.

The Business Combination includes:

●	Holdings contributing 100% of the issued and outstanding limited liability company interests of Intermediate to OpCo in exchange for 22,500,000 Class C OpCo Units and an equal number of shares of Class C common stock;

●	The issuance and sale of 3,200,000 shares of Class A common stock for a purchase price of $10.00 per share, for an aggregate purchase price of $32,000,000 (the “PIPE Financing”);

●	Delivery of $19,031,516 of proceeds from CENAQ’s Trust Account related to non-redeeming Holders of 1,846,120 of Class A common stock; and

●	Repayment of $3,750,000 of capital contributions made by Holdings since December 2021 and payment of $10,043,793 of transaction expenses including deferred underwriting fees of $1,700,000;

The following summarizes the Verde Clean Fuels Class A common stock and Class C common stock (collectively, the “Common Stock”) outstanding as of February 15, 2023. The percentage of beneficial ownership is based on 31,858,620 shares of Company Common Stock issued and outstanding as of February 15, 2023, comprised of 9,358,620 shares of Class A common stock and 22,500,000 shares of Class C common stock.

	Shares	% of Common Stock
CENAQ Public Stockholders(a)	1,846,120	5.79%
Holdings(b)	23,300,000	73.14%
New PIPE Investors (excluding Holdings)(c)	2,400,000	7.53%
Sponsor and Anchor Investors(d)	1,078,125	3.39%
Sponsor Earn Out shares(e)	3,234,375	10.15%
Total Shares of Common Stock at Closing	31,858,620	100.00%
Earn Out Equity shares(f)	3,500,000
Total diluted shares at Closing (including shares above)(g)	35,358,620

(a)	CENAQ public stockholders holding 15,403,880 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Excludes 189,750 underwriters forfeited shares owned by Imperial Capital, LLC and I-Bankers Securities, Inc. that were forfeited as of Closing.

(b)	Includes (i) 22,500,000 shares of Class C common stock issued to Holdings at Closing, representing 100% of the shares of Class C common stock outstanding as of February 15, 2023, and (ii) 800,000 shares of Class A common stock acquired by Holdings in the PIPE Financing.

(c)	Excludes 800,000 shares of Class A common stock acquired by Holdings in the PIPE Financing.

(d)	Includes 253,125 and 825,000 shares of Class A common stock issued to the Sponsor and other investors, respectively, upon conversion of a portion of their current Class B common stock at Closing.

(e)	Includes 3,234,375 shares of Class A common stock issued to the Sponsor that are subject to forfeiture. These shares will no longer be subject to forfeiture upon the occurrence of the Triggering Events. Excludes 2,475,000 shares of Class A common stock issuable upon the exercise of the Private Placement Warrants held by Sponsor.

(f)	Includes 3,500,000 shares of Class C common stock issuable to Holdings upon the occurrence of triggering events.

(g)	Excludes 12,937,479 and 2,475,000 shares of Class A common stock issuable upon the exercise of the Public Warrants and Private Placement Warrants, respectively.

Total proceeds raised from the Business Combination were $37,329,178, consisting of $32,000,000 in PIPE Financing proceeds, $19,031,516 from the CENAQ trust, and $91,454 from the CENAQ operating account offset by $10,043,793 in transaction expenses which were recorded as a reduction to additional paid in capital and offset by a $3,750,000 capital repayment to Holdings.

As of December 31, 2023, no Class C OpCo units have been exchanged for shares of Class A common stock.

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with GAAP and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of the Company and its subsidiaries for which the Company controls by ownership interest or other contractual rights giving the Company control over the most significant activities of an investee. The consolidated financial statements include the accounts of Verde Clean Fuels, and its subsidiaries OpCo, Intermediate, Bluescape Clean Fuels Employee Holdings, LLC, Bluescape Clean Fuels EmployeeCo., LLC, Bluescape Clean Fuels, LLC, and Maricopa Renewable Fuels I, LLC.

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

The Company’s ability to develop and operate commercial production facilities, as well as expand production at future commercial production facilities, is subject to many risks beyond its control, including regulatory developments, construction risks, and global and regional macroeconomic developments.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock, in which the cumulative fair market value is greater than $1 million in a calendar year, by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. The amount of repurchases applicable to the excise tax can be reduced by the fair market value of any issuances at the time of issuance that occurred during the year, as well as certain exceptions provided by the U.S. Department of the Treasury (the “Treasury”). The Treasury and the IRS released interim guidance on December 27, 2022, which can be relied upon until the issuance of proposed regulations.

In connection with the Business Combination, the Company incurred an excise tax of $1.59 million based on the redemption of $158.9 million at the request of the Common A shareholders. The excise tax is payable in the second quarter of 2024 and is recorded within accrued liabilities on the Consolidated Balance Sheet as of December 31, 2023. Other than the 1% excise tax, the IR Act has not had a material impact on the Company’s consolidated financial statements.

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

Additionally, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. The Company expects to be an emerging growth company through 2026. Prior to the Business Combination, CENAQ elected to irrevocably opt out of the extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company will adopt the new or revised standard when those standards are effective for public registrants.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The most significant estimates pertain to the calculations of the fair values of equity instruments, contingent consideration, impairment of intangible and long-lived assets and income taxes. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

Cash, Cash Equivalents and Restricted Cash

As of December 31, 2023 and December 31, 2022, the Company had cash and cash equivalents of $28,779,177 and $463,475, respectively. The Company also had a restricted cash balance of $100,000 and $0 as of December 31, 2023 and December 31, 2022, respectively, for a letter of credit that is included in the determination of cash and restricted cash in the Consolidated Statements of Cash Flows.

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023, the Company had cash equivalents of $26,155,789, which were comprised of funds held in a short-term money market fund having investments in high-quality short-term securities that are issued or guaranteed by the U.S. government or by U.S. government agencies and instrumentalities. There were no cash equivalents as of December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) approximates the carrying amounts represented in the balance sheet. The fair values of cash, restricted cash, cash equivalents, prepaid expenses, and accrued expenses are estimated to approximate their respective carrying values as of December 31, 2023 and December 31, 2022 due to the short-term maturities of such instruments.

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

Net Loss Per Common Stock

Subsequent to the Business Combination, the Company’s capital structure is comprised of shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”) and shares of Class C common stock, par value $0.0001 per share (the “Class C common stock”). Public shareholders, the Sponsor, and the investors in the private offering of securities of Verde Clean Fuels in connection with the Business Combination (the PIPE Financing) hold shares of Class A common stock and warrants, and Holdings owns shares of Class C common stock and Class C units of OpCo (the “Class C OpCo Units”). Class C common stock represents the right to cast one vote per share at the Verde Clean Fuels level, and carry no economic rights, including rights to dividends and distributions upon liquidation. Thus, Class C common stock are not participating securities per ASC 260, “Earnings Per Share” (“ASC 260”). As the Class A common stock represent the only participating securities, the application of the two-class method is not required.

Antidilutive instruments including outstanding warrants, stock options, restricted stock units (“RSUs”) and Sponsor earnout shares were excluded from diluted earnings per share for the year ended December 31, 2023 because the inclusion of such instruments would be anti-dilutive. As a result, diluted net loss per common stock is the same as basic net loss per common stock.

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

For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, they are recorded at their initial fair value on the date of issuance and subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as a non-cash gain or loss in the statement of operations. See Note 8 for further information.

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

Under the guidance in ASC 805, for transactions between entities under common control, the assets, liabilities and noncontrolling interests of CENAQ and Intermediate are recognized at their carrying amounts on the date of the business combination. Under this method of accounting, CENAQ is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the business combination is treated as the equivalent of Intermediate issuing stock for the net assets of CENAQ, accompanied by a recapitalization. The net assets of Intermediate are stated at their historical value within the financial statements with no goodwill or other intangible assets recorded.

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

Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31, 2023	As of December 31, 2022
Accrued bonuses	$-	$86,120
Accrued legal fees	237,839	558,860
Accrued professional fees	143,900	107,022
Other accrued expenses	1,595,073	10,117
Total accrued liabilities	$1,976,812	$762,119

Leases

The Company accounts for leases under ASC 842, “Leases” (“ASC 842)”. The core principle of this standard is that a lessee should recognize the assets and liabilities that arise from leases, by recognizing in the consolidated balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset (“ROU asset”) representing its right to use the underlying asset for the lease term. In accordance with the guidance of ASC 842, leases are classified as finance or operating leases, and both types of leases are recognized on the consolidated balance sheet.

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

Impairment of Intangible Assets

The Company’s intangible asset consists of its intellectual property and patented technology and is considered an indefinite-lived intangible and is not subject to amortization. As of December 31, 2023 and December 31, 2022, the gross and carrying amount of this intangible asset was $1,925,151.

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

During the years ended December 31, 2023 and December 31, 2022, the Company did not record any impairment charges.

Impairment of Long-Term Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. During the years ended December 31, 2023 and December 31, 2022, the Company did not record any impairment charges.

Equity-Based Compensation

The Company applies ASC 718, “Compensation — Stock Compensation” (“ASC 718”), in accounting for its share-based compensation arrangements.

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

2023 Equity-Based Awards

In March 2023, the Company authorized and approved the Verde Clean Fuels, Inc. 2023 Omnibus Incentive Plan (the “2023 Plan”) which authorizes 4,727,112 shares. On April 25, 2023, the Company granted stock options to certain employees and officers and RSUs to non-employee directors, consistent with the terms of the 2023 Plan. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes model and the fair value of RSUs granted were determined by the value of the stock price on the date of the award subject to a discount for lack of marketability.

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

The Company estimates the expected term of options granted based on peer benchmarking and expectations. The Company uses U.S. Treasury yield curve rates for the risk-free interest rate in the option valuation model with maturities similar to the expected term of the options. Volatility is determined by reference to the actual volatility of several publicly traded peer companies that are similar to the Company in its industry sector. The Company does not anticipate paying cash dividends and therefore use an expected dividend yield of zero in the option valuation model. Forfeitures are recognized as they occur. The Company assesses whether a discount for lack of marketability is applied based on certain liquidity factors. All equity-based payment awards subject to graded vesting based only on a service condition are amortized on a straight-line basis over the requisite service periods.

There is substantial judgment in selecting the assumptions used to determine the fair value of such equity awards and other companies could use similar market inputs and experience and arrive at different conclusions. See Note 7 for further information.

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

As of December 31, 2022, the Company remeasured the liability of this arrangement, and reassessed the probability of the completion of the Business Combination and reversed $7,551,000 of the accrued expense through earnings resulting in a contingent consideration liability of $1,299,000.

The Business Combination closed on February 15, 2023, and therefore the contingent consideration arrangement was terminated and no payments were made. Thus, the remaining $1,299,000 of accrued contingent consideration was reversed through earnings for the year ended December 31, 2023. See Note 10 for further information.

Deferred Transaction Costs

Deferred transaction costs are expenses directly related to the business combination with the SPAC. These costs consist primarily of legal and accounting fees that the Company capitalized. The deferred transaction costs were offset against the business combination proceeds and were reclassified to additional paid-in capital in the period of the completion of the business combination. As of December 31, 2023 and December 31, 2022, deferred transaction costs were $0 and $3,258,880, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”.  ASU 2023-07 enhances segment reporting under Topic 280 by expanding the breadth and frequency of segment disclosures.  ASU 2023-07 requires disclosure of significant expenses that are regularly provided to an entity’s CODM and included in the reported measure(s) of a segment’s profit or loss. When applying this disclosure requirement, an entity identifies the segment expenses that are regularly provided to the CODM or easily computable from information that is regularly provided to the CODM.   Entities are also required to disclose other segment items, i.e., the difference between reported segment revenue less the significant segment expenses and the reported measure(s) of a segment’s profit or loss. ASU 2023-07 also clarifies that single reportable segment entities are subject to Topic 280 in its entirety. ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024.  The amendments in ASU 2023-07 should be adopted retrospectively unless impracticable.  Early adoption is permitted.  The Company is currently evaluating the impact that ASU 2023-07 will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”.  ASU 2023-09 requires public entities, on an annual basis, to provide:  a tabular rate reconciliation (using both percentages and reporting currency amounts) of (1) the reported income tax expense (or benefit) from continuing operations, to (2) the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal (national) income tax rate of the jurisdiction (country) of domicile using specific categories, and separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold. For each annual period presented, ASU 2023-09 also requires all reporting entities to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign. It also requires additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). ASU 2023-09 is effective for public entities for fiscal years beginning after December 15, 2024. ASU 2023-09 is to be applied on a prospective basis with the option to apply the standard retrospectively.  Early adoption is permitted.  The Company is currently evaluating the impact that ASU 2023-09 will have on its consolidated financial statements.

The Company considers the applicability and impact of all ASUs issued by the FASB. There are no other accounting pronouncements which have been issued but are not yet effective that would have a material impact on the consolidated financial statements when adopted.

NOTE 4. RELATED PARTY TRANSACTIONS

ASC 850, “Related Party Disclosures” (“ASC 850”) provides guidance for the identification of related parties and disclosure of related party transactions. On February 15, 2023, the Company entered into a new promissory note with the Sponsor totaling $409,612 (the “New Promissory Note”). The New Promissory Note canceled and superseded all prior promissory notes. The New Promissory note was non-interest bearing and the entire principal balance of the New Promissory Note was payable on or before February 15, 2024 in cash or shares at the Company’s election. On February 15, 2024, the Company settled the New Promissory Note through the issuance of its Class A common shares at a conversion price of $10.00 per share.  As a result, the Company issued 40,961 common shares and recorded an increase to additional paid-in capital of $409,608.

The Company has a related party relationship with Holdings whereby Holdings holds a majority ownership in the Company via voting shares and has control of the Board of Directors. Further, Holdings possesses 3,500,000 earn out shares.

NOTE 5. LEASES

The Company determines if an arrangement is, or contains, a lease at contract inception based on whether that contract conveys the right to control the use of an identified asset in exchange for consideration for a period of time. Leases are classified as either finance or operating leases where the Company is lessee. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. For all lease arrangements with a term of greater than 12 months, the Company presents at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

The Company leases office space and other office equipment under operating lease arrangements with initial terms greater than twelve months. The office lease in Hillsborough, New Jersey was extended until 2025. In August 2023, the Company entered into a 40-month office lease in Houston, Texas commencing in November 2023. Office space is leased to provide adequate workspace for all employees.

In October 2022, the Company entered into a 25-year land lease in Maricopa, Arizona with the intent of building a biofuel processing facility. The commencement date of the lease was in February 2023 as control of the identified asset did not transfer to the Company on the effective date of the lease. As such, the Company did not record a ROU asset nor a lease liability as of December 31, 2022, specific to the land lease. On the commencement date, the present value of the minimum lease payments exceeded the fair value of the land, and, accordingly, the lease was classified as a finance lease.

On August 31, 2023, the Company terminated the land lease in Maricopa, Arizona. In connection with the termination, the Company incurred a termination fee of three months’ base rent. The termination was effective four months after the termination notice; thus, the Company had a continued right-of-use and obligation to make rental payments for use of the land through December 31, 2023. The Company accounted for the termination with a continued right-of-use as a lease modification resulting in a reclassification of the lease from finance to operating as of the lease modification date. Accordingly, the Company incurred finance lease costs up to the modification date and operating lease costs subsequent to the modification until lease termination. The Company exited the lease as of December 31, 2023.

Lease costs for the Company’s operating and finance leases are presented below.

Lease Cost	Statements of Operations Classification	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Amortization of finance lease right-of-use asset	General and administrative expense	$127,617	$-
Interest on finance lease liability	Interest expense	236,699	-
Total finance lease cost		364,316	-

Operating lease cost	General and administrative expense	431,245	237,850
Variable lease cost	General and administrative expense	151,731	155,218
Total lease cost		$947,292	$393,068

Maturities of the Company’s operating and finance leases as of December 31, 2023 are presented below.

	As of December 31, 2023
Maturity of lease liabilities	Operating	Finance
2024	$324,789	$-
2025	162,409	-
2026	69,531	-
2027	11,822	-
Thereafter	-	-
Total future minimum lease payments	568,551	-
Less: interest	(39,009)	-
Present value of lease liabilities	$529,542	$-

Supplemental information related to the Company’s operating and finance lease arrangements was as follows:

	As of	As of
Operating lease - supplemental information	December 31, 2023	December 31, 2022
Right-of-use assets obtained in exchange for operating lease	$524,813	$323,170
Remaining lease term - operating lease	23 months	16 months
Discount rate - operating lease	7.50%	7.50%

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant, and equipment are as follows:

	As of December 31, 2023	As of December 31, 2022
Computers, office equipment and hardware	$16,956	$11,461
Furniture and fixtures	47,256	1,914
Machinery and equipment	43,799	36,048

Property, plant, and equipment	108,011	49,423
Less: accumulated depreciation	45,506	42,009

Property, plant and equipment, net	$62,505	$7,414

Depreciation expense was $3,497 and $10,034 for the year ended December 31, 2023 and December 31, 2022, respectively. Depreciation expense of $1,662 and $1,835 is included in general and administrative and research and development expense, respectively, for the year ended December 31, 2023. Depreciation expense of $1,355 and $8,679 is included in general and administrative and research and development expense, respectively, for the year ended December 31, 2022.

NOTE 7 — STOCKHOLDERS’ EQUITY

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

Notwithstanding the forgoing, the Holdings earnout and Sponsor earnout shares will vest in the event of a sale of the Company at a price that is equal to or greater than the applicable trigger price payable to the buyer of the Company. The earn out consideration was issued in connection with the Business Combination on February 15, 2023. Holdings earn out shares are neither issued nor outstanding as of December 31, 2023 as the performance requirements for vesting were not achieved. All Sponsor Shares granted in connection with the Business Combination are issued and outstanding as of December 31, 2023. Sponsor Shares subject to forfeiture pursuant to the above terms that do not vest in accordance with such terms shall be forfeited.

The grant-date fair value of the Earnout Shares attributable to Holdings and the Sponsor, using a Monte Carlo simulation model, was $10,594,000, and $5,791,677, respectively. The following table provides a summary of key inputs utilized in the valuation of the Earnout Shares on February 15, 2023:

Inputs	As of February 15, 2023
Expected volatility	50.00%
Expected dividends	0%
Remaining expected term (in years)	5.0 years
Risk-free rate	4.7%
Discount Rate (WACC)	14.7%
Payment Probability	12.6% to 18.3% based on triggering event

The earnout arrangements are akin to a distribution to our shareholders, similar to the declaration of a pro rata dividend, and the fair value of the shares are a reduction to retained earnings.

Based on the Class A common stock trading price the market conditions were not met and no Earnout Shares vested as of December 31, 2023.

Share-based Compensation

Compensation expense related to share-based compensation arrangements is included within general and administrative expenses. The total compensation expense incurred related to the Company’s equity-based compensation plans was $2,901,569 and $1,420,532 for the years ended December 31, 2023 and December 31, 2022, respectively. As a taxable event has not occurred, there were no income tax benefits recorded for these awards for the year ended December 31, 2023 and December 31, 2022.

Incentive Units

Prior to closing of the Business Combination, certain subsidiaries of the Company, including Intermediate, were wholly owned subsidiaries of Holdings. Holdings, which was outside of the Business Combination perimeter, had entered into several compensation related arrangements with management of Intermediate. Compensation costs associated with those arrangements were allocated by Holdings to Intermediate as the employees were rendering services to Intermediate. However, the ultimate contractual obligation related to these awards, including any future settlement, rested and continues to rest with Holdings.

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

There were 800 Series A Incentive Units granted by Holdings in August of 2020 and 400 were unvested as of December 31, 2022. As the award recipients resided on subsidiaries of Intermediate and provided service to the Company, the Company recognized $1,420,532 of compensation expense related to the awards during the year ended December 31, 2022.

There were 1,000 Founder Incentive Units issued in August of 2020 by Holdings and 1,000 were unvested as of December 31, 2022. No compensation expense was recorded related to these awards during the year ended December 31, 2022 as performance conditions had not, and were unlikely to be met.

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

In connection with the closing of the Business Combination, and as a result of the August 5, 2022 amendments, all of the outstanding and unvested Series A Incentive Units and Founder Incentive Units became fully vested. As such, the Company accelerated the remaining service-based share-based payment expense related to these awards of $2,146,792. The accelerated share-based payment expense was included in general and administrative expenses for the year ended December 31, 2023. Performance conditions for the performance-based Founder Incentive Units had not and were unlikely to be met as of December 31, 2023. As such, no share-based compensation cost was recorded for these units.

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

The fair value of stock options granted for the year ended December 31, 2023 were determined using the following assumptions as of the grant date:

Risk-free interest rate	3.4%
Expected term	7 years
Volatility	48.2%
Dividend yield	Zero
Discount for lack of marketability	10%

The weighted average grant date fair value of options granted for the year ended December 31, 2023 was $1.50 per share.

The table below presents activity related to stock options awarded for the year ended December 31, 2023:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2022	-	-	-
Granted	1,236,016	$11.00	7.0
Exercised	-	-	-
Forfeited / expired	-	-	-
Outstanding as of December 31, 2023	1,236,016	$11.00	6.3
Vested as of December 31, 2023	-	-	-
Unvested as of December 31, 2023	1,236,016	$11.00	6.3
Exercisable as of December 31, 2023	-	-	-

Stock-based compensation expense related to stock options was $334,832 for the year ended December 31, 2023. As of December 31, 2023, unrecognized compensation expense related to unvested stock options was $1,519,191. The remaining compensation cost is expected to be recognized over a weighted-average period of 3.3 years. The weighted average remaining contractual term for all options outstanding at December 31, 2023 is 6.3 years. There were no vested stock options outstanding as of December 31, 2023, thus, there was no cash received for the exercise of stock options for the year ended December 31, 2023.

Restricted Stock Units

In March 2023, the Company’s Board of Directors approved 141,656 non-employee time-based RSU awards. RSUs represent an unsecured right to receive one share of the Company’s common stock equal to the value of the common stock on the settlement date. RSUs have a zero-exercise price and vest over time in whole after the first anniversary of the date of grant subject to continuous service through the vesting date.

The fair value of RSUs granted in 2023 were determined by the value of the stock price on the date of the award subject to a discount for lack of marketability of 13% for a per unit value of $4.35. The discount due to lack of marketability was applied because of the limited trading activity of the Company’s public equity.

RSU activity for the year ended December 31, 2023 is as follows:

Time- based restricted stock units
Unvested, December 31, 2022	-
Granted in the year ended December 31, 2023	141,656
Vested	-
Forfeited	-
Unvested December 31, 2023	141,656

The March 2023 RSU awards had an aggregate fair value of $616,204 as of the grant date. RSU compensation expense was $419,945 for the year ended December 31, 2023. As of December 31, 2023, unrecognized compensation expense related to unvested RSUs was $196,259. The remaining compensation cost is expected to be recognized over a weighted-average period of 0.32 years.

As of December 31, 2023, the Company had not granted RSUs which vest based on the achievement of certain market or performance metrics.

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

NOTE 8 – WARRANTS

There were 15,383,263 warrants outstanding as of December 31, 2023. Warrants were exercised on various dates during the year ended December 31, 2023 whereby the total number of warrants exercised was 29,216, resulting in 29,216 Class A common shares issued. The Company received cash of $335,984 related to the warrant exercises during the year ended December 31, 2023.

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

NOTE 9 – INCOME TAX

As of December 31, 2023, Verde Clean Fuels, Inc. holds 29.38% of the economic interest in OpCo, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, OpCo generally is not subject to U.S. federal income tax under current U.S. tax laws as its net taxable income (loss) and any related tax credits are passed through to its members and included in their tax returns, even though such net taxable income (loss) or tax credits may not have actually been distributed. Verde Clean Fuels, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of OpCo.

Intermediate was historically and remains a disregarded subsidiary of a partnership for U.S. Federal income tax purposes with each partner being separately taxed on its share of taxable income or loss. As a direct result of the Business Combination, OpCo became the sole member of Intermediate. As such, OpCo’s distributive share of any net taxable income or loss and any related tax credits of Intermediate are then distributed to the Company.

For the days and periods prior to the reverse recapitalization, Intermediate was a disregarded subsidiary of an entity treated as a partnership. As such, its net taxable loss and any related tax credits were allocated to its members. The period as of and for the year ended December 31, 2023 discussed below represents the period beginning January 1, 2023 and ending December 31, 2023.

Intermediate had no current or deferred income tax expense for the year ended December 31, 2022 due to its disregarded entity status.

The components of income taxes are as follows:

	For The Year Ended December 31,
	2023	2022
Current:
Federal	$166,265	$-
State	-	$-
Total current	166,265	$-
Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Total Income Tax Expense	$166,265	$-

Income tax expense for the year ended December 31, 2023 consisted of $119,186 of current income taxes, and interest and penalties of $15,701 and $31,377, respectively. As a policy election, the Company records interest and penalties within income tax expense.

A reconciliation of income tax expense with amounts computed at the federal statutory tax rate is as follows:

For the Year Ended December 31, 2023
Computed tax (21%)	$(2,170,352)
Income attributable to legacy Intermediate holders	516,715
Income tax benefit attributable to noncontrolling interests	1,112,400
Change in valuation allowance	561,578
Other permanent items	36,793
Other items	109,131
Income Tax Expense	$166,265

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Noncurrent deferred tax assets (liabilities) were as follows:

Deferred Taxes	For the Year Ended December 31, 2023
Deferred Tax Liabilities:
Total deferred tax liabilities	$-
Deferred Tax Assets:
Start-up costs	$193,765
Stock-based compensation	46,568
Investment in OpCo	8,168,987
Federal NOL carryforwards	553,497
Total deferred tax assets	8,962,817
Valuation allowance	(8,962,817)
Total net deferred tax assets	$-
Net deferred tax asset (liability)	$-

The Company has assessed the realizability of the net deferred tax assets, and in that analysis, has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, the Company considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. After consideration of all available evidence, the Company has recorded a full valuation allowance against the deferred tax assets at Verde Clean Fuels, Inc. as of the Closing Date of the Business Combination and as of December 31, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances. The initial recognition of the Company’s deferred tax assets and valuation allowance in connection with the Business Combination was recorded to additional paid-in-capital on the consolidated balance sheet. As noted above, the valuation allowance completely offset the deferred tax assets of Verde Clean Fuels, Inc., which resulted in a net zero impact to the Company’s consolidated balance sheet as of the Closing Date of the Business Combination.

As of December 31, 2023, the Company had a U.S. federal net operating loss (“NOL”) carryforward totaling $553,497, which does not expire.

The Company recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the extent the Company’s assessment of such tax positions changes, the change in estimate will be recorded in the period in which the determination is made. As of December 31, 2023, the Company has not recorded any uncertain tax positions, as well as any accrued interest and penalties on the consolidated balance sheet.

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

As of December 31, 2023, the Company did not have a tax receivable balance.

NOTE 10 – FAIR VALUE MEASUREMENTS

As of December 31, 2023, the Company had cash equivalents of $26,155,789, which consisted of funds held in a short-term money market fund and are classified as Level 1 in the fair value hierarchy.  See Note 3.

The Company measured the liability for contingent consideration as of December 31, 2022 using level 3 inputs and valued the contingent consideration at $1,299,000.

The following table provides a summary of key inputs utilized in the valuation of the contingent consideration liability as of December 31, 2022:

Inputs	As of December 31, 2022
Expected volatility	68.60%
Expected dividends	0%
Remaining expected term (in years)	0.09
Risk-free rate	4.12%
Discount rate (WACC)	27.2%
Payment probability	25%
Internal rate of return hurdle	15%
Excess return allocable to contingent payment	10%
Estimated fair value of contingent consideration	$1,299,000

There was no liability for contingent consideration as of December 31, 2023 as this liability was reversed and recognized in earnings during the year ended December 31, 2023 as a result of the close of the Business Combination.

At December 31, 2023 and December 31, 2022, there were no other assets or liabilities measured at fair value on a recurring basis, as the earnout shares, public warrants, and private placement warrants are equity-classified.

NOTE 11 – LOSS PER SHARE

Loss per share

Prior to the reverse recapitalization in connection with the Business Combination, all net loss was attributable to the noncontrolling interest. For the periods prior to the Closing Date of February 15, 2023, earnings per share was not calculated because net income prior to the Business Combination was attributable entirely to Intermediate. Further, prior to the consummation of the Business Combination, the Intermediate ownership structure included equity interests held solely by Holdings. The Company analyzed the calculation of earnings per share for comparative periods presented and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, the earnings per share information has not been presented for the year ended December 31, 2022.

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

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The following table sets forth the computation of net loss used to compute basic net loss per share of Class A common stock for the year ended December 31, 2023.

For the Year Ended December 31, 2023
Net (loss) attributable to Verde Clean Fuels, Inc.	$(2,743,588)
Basic weighted-average shares outstanding	6,140,529
Dilutive effect of share-based awards	-
Diluted weighted-average shares outstanding	6,140,529
Basic (loss) per share	$(0.45)
Diluted (loss) per share	$(0.45)

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

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

As of
December 31, 2023
Warrants	15,383,263
Earnout shares (1)	3,234,375
Convertible debt	40,961
Stock options	1,236,016
Time-based RSUs	141,656
Total antidilutive instruments	20,036,271

(1)	Excludes 3,500,000 Class C earnout shares convertible into Class A common shares. Class C common stock are not participating securities; thus, the application of the two-class method is not required.

Noncontrolling Interests

Following the Business Combination, holders of Class A common stock own direct controlling interest in the results of the combined entity, while Holdings own an economic interest in the Company, shown as noncontrolling interests (“NCI”) in stockholders’ equity in the Company’s consolidated financial statements. The indirect economic interests are held by Holdings in the form of Class C OpCo units.

Following the completion of the Business Combination, the ownership interests of the Class A common stockholders and the NCI were 29.38% and 70.62%, respectively. As of December 31, 2023, the ownership interests of the Class A common stockholders and the NCI were 29.44% and 70.56%, respectively. The change in ownership interests was due to warrant exercises that resulted in the issuance of an additional 29,216 Class A common shares. See Note 8 for further information. The NCI may further decrease according to the number of shares of Class C common stock and Verde Clean Fuel OpCo LLC Class C units that are exchanged for shares of Class A common stock.

NOTE 12 — SUBSEQUENT EVENTS

On February 6, 2024, the Company and Cottonmouth Ventures LLC, a subsidiary of Diamondback Energy (“Diamondback”), entered into a joint development agreement (“JDA”) for the proposed development, construction, and operation of a facility to produce commodity-grade gasoline using natural gas feedstock supplied from Diamondback’s operations in the Permian Basin.

Diamondback is an independent oil and natural gas company headquartered in Midland, Texas, focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas.

The JDA provides a pathway forward for the parties to reach final definitive documents and Final Investment Decision (“FID"). The JDA frames the contracts contemplated to be entered into between the parties, including an operating agreement, ground lease agreement, construction agreement, license agreement and financing agreements as well as conditions precedent to close such as FID.

The Company is currently evaluating the impact that the JDA will have on its consolidated financial statements.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as disclosed above, the Company did not identify any other subsequent events that would have required adjustment in these consolidated financial statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously disclosed in a current report filed with the SEC on February 21, 2023, the Audit Committee of the Company approved the dismissal of Marcum LLP (“Marcum”) and approved the approved the engagement of Deloitte & Touche LLP (“Deloitte”) as its independent registered public accounting firm, effective upon February

15, 2023.

During the Company’s fiscal year ended December 31, 2022, as well as the subsequent interim period through Marcum’s dismissal, (1) there were no “disagreements” (as that term is described in Item 304(a)(1)(iv) of Regulation S-K under the Exchange Act, and the related instructions to Item 304 of Regulation S-K under the Exchange Act) with Marcum on any matter of accounting principles or practices, financial statement disclosures or audited scope or procedures, which disagreements if not resolved to Marcum’s satisfaction would have caused Marcum to make reference to the subject matter of the disagreement in connection with its report and (2) there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act) except as previously disclosed.

Deloitte previously served as the independent registered public accounting firm of Intermediate prior to the Business Combination. During the Company’s fiscal year ended December 31, 2022, as well as the subsequent interim period through Marcum’s dismissal, neither the Company, nor anyone on the Company’s behalf consulted with Deloitte on regarding the application of accounting principles to a specified transaction (either completed or proposed), the type of audit opinion that might be rendered on the Company’s financial statements, or any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this Annual Report on Form 10-K due to the remediation of material weaknesses in our internal control over financial reporting related to the Company’s accounting for unit-based compensation expense and application of new accounting standards. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management noted material weaknesses in our internal control over financial reporting related to the understatement of unit-based compensation expense, as described in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2023. The understatement of the grant date fair value was due to a revision in the underlying fair value determination, and such revision was not appropriately reflected in the financial statements. Management concluded that the grant date fair value and corresponding incremental expense should be adjusted by recognizing the additional expense in our March 31, 2022 financial statements. As part of such process, management identified a material weakness in its internal control over financial reporting related to the grant date fair value revision. Additionally, we did not maintain effective internal control regarding the date on which to apply new accounting standards based upon CENAQ’s elections made as an emerging growth company under the JOBS Act, as described in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2023, which required the Company to apply new accounting standards as if it were a public business entity. These material weaknesses have been remediated as discussed below.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that its internal controls over financial reporting as of December 31, 2023 were effective.

We believe the actions described in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2023, were sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting for accounting for unit-based compensation expense and application of new accounting standards and that the material weaknesses in the Company’s internal controls over financial reporting were fully remediated as of December 31, 2023.

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

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

In accordance with General Instruction G(3) to Form 10-K, the Company intends to file with the SEC the information required by this item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

ITEM 11. Executive Compensation

In accordance with General Instruction G(3) to Form 10-K, the Company intends to file with the SEC the information required by this item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G(3) to Form 10-K, the Company intends to file with the SEC the information required by this item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

In accordance with General Instruction G(3) to Form 10-K, the Company intends to file with the SEC the information required by this item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14. Principal Accountant Fees and Services.

 In accordance with General Instruction G(3) to Form 10-K, the Company intends to file with the SEC the information required by this item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

The Company’s independent registered public accounting firm is Deloitte & Touche LLP, PCAOB ID: 34

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

		Incorporated by Reference				Filed/Furnished
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1†	Business Combination Agreement, dated as of August 12, 2022, by and among the Company, CENAQ, Holdings, OpCo and Sponsor.	8-K	001-40743	2.1	8/12/2022
2.2	Amendment No. 1 to the Business Combination Agreement, dated December 21, 2022 by and among CENAQ, OpCo, Holdings, Intermediate and Sponsor.	8-K	001-40743	2.2	2/21/2023
3.1	Fourth Amended and Restated Certificate of Incorporation of Verde Clean Fuels, Inc.	8-K	001-40743	3.1	2/21/2023
3.2	Amended and Restated Bylaws of Verde Clean Fuels, Inc.	8-K	001-40743	3.2	2/21/2023
4.1	Specimen Unit Certificate.	S-1	333-253695	4.1	8/6/2021
4.2	Specimen Class A Common Stock Certificate.	S-1	333-253695	4.2	8/6/2021
4.3	Specimen Warrant Certificate.	S-1	333-253695	4.3	8/6/2021
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and CENAQ Energy Corp., dated August 17, 2021.	8-K	001-40743	4.4	8/17/2021
4.5	Description of Securities of Verde Clean Fuels, Inc.	10-K	001-40743	4.5	3/31/2023
10.1	Form of Verde Clean Fuels Indemnification Agreement	8-K	001-40743	10.1	2/21/2023
10.2	2023 Omnibus Incentive Plan	8-K	001-40743	10.2	2/21/2023
10.3	Letter Agreement, dated as of August 12, 2021, by and among CENAQ Energy Corp. and its officers and directors and CENAQ Sponsor, LLC.	8-K	001-40743	10.1	8/17/21
10.4	Amendment No. 1 to Sponsor Letter Agreement, dated as of October 26, 2022, by and among CENAQ Energy Corp. and its officers and directors and CENAQ Sponsor, LLC.	8-K	001-40743	10.9	2/21/2023
10.5	Amendment No. 2 to Sponsor Letter Agreement, dated as of February 14, 2023, by and among CENAQ Energy Corp. and its officers and directors and CENAQ Sponsor, LLC.	8-K	001-40743	10.10	2/21/2023
10.6	Sponsor Agreement, dated as of August 12, 2022, by and among the Company, CENAQ, Holdings and Sponsor.	8-K	001-40743	10.1	8/12/22
10.7	Underwriters Letter, dated as of August 12, 2022, by and among Intermediate, CENAQ, Holdings and the underwriters.	8-K	001-40743	10.2	8/12/22
10.8	Form of Subscription Agreement.	8-K	001-40743	10.3	8/12/22
10.9	Tax Receivable Agreement, dated February 15, 2023, by and among Verde Clean Fuels, Inc. and the persons named therein.	8-K	001-40743	10.5	2/21/2023
10.10	A&R Registration Rights Agreement, dated February 15, 2023, by and among Verde Clean Fuels, Inc. and the persons named therein.	8-K	001-40743	10.6	2/21/2023
10.11	OpCo A&R LLC Agreement, including any Certificates of Designations.	8-K	001-40743	10.7	2/21/2023
10.12	Lock-Up Agreement, dated as of August 12, 2022.	8-K	001-40743	10.5	8/12/22
10.13	Equity Participation Right Agreement, dated as of February 13, 2023, by and among CENAQ, OpCo and Cottonmouth.	8-K	001-40743	10.4	2/14/2023

		Incorporated by Reference				Filed/Furnished
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Herewith
10.14	Lease Agreement, dated as of March 1, 2011, by and between Hillsborough Park, L.L.C. and Primus Green Energy.	10-K	001-40743	10.13	3/31/2023
10.15	First Amendment to the Lease Agreement, dated as of June 16, 2015, by and between Hillsborough Park, L.L.C. and Primus Green Energy (the “Lease Agreement”).	10-K	001-40743	10.14	3/31/2023
10.16	Second Amendment to the Lease Agreement, dated as of December 24, 2018, by and between Hillsborough Park, L.L.C. and Primus Green Energy.	10-K	001-40743	10.15	3/31/2023
10.17	Third Amendment to the Lease Agreement, dated as of December, 2019 by and between Hillsborough Park, L.L.C. and Primus Green Energy.	10-K	001-40743	10.16	3/31/2023
10.18	Fourth Amendment to the Lease Agreement, dated as of December 29, 2020, by and between Hillsborough Park, L.L.C. and Bluescape Clean Fuels, LLC.	10-K	001-40743	10.17	3/31/2023
10.19	Fifth Amendment to the Lease Agreement, dated as of December 20, 2021, by and between Hillsborough Park, L.L.C. and Bluescape Clean Fuels, LLC.	10-K	001-40743	10.18	3/31/2023
10.20	Sixth Amendment to the Lease Agreement, dated as of January 4, 2023, by and between Hillsborough Park, L.L.C. and Bluescape Clean Fuels, LLC.	10-K	001-40743	10.19	3/31/2023
10.21	Promissory Note, dated February 15, 2023, issued to the CENAQ Sponsor by Verde Clean Fuels.	10-K	001-40743	10.20	3/31/2023
10.22	Seventh Amendment to the Lease Agreement, dated as of January 10, 2024, by and between Hillsborough Park, L.L.C. and Bluescape Clean Fuels, LLC					X
10.23	Employment Agreement, dated as of April 12, 2023 by and between the Company and Ernest B. Miller.	8-K	001-40743	10.1	4/17/2023
10.24	Employment Agreement, dated as of April 12, 2023 by and between the Company and John Doyle	8-K	001-40743	10.2	4/17/2023
16.1	Letter from Marcum LLP to the SEC dated February 15, 2023.	8-K	001-40743	16.1	2/21/2023
19.1	Insider Trading Policy					X
21.1	List of subsidiaries.	8-K	001-40743	21.1	2/21/2023
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on signature pages of this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2024	Verde Clean Fuels, Inc.

	By:	/s/ Ernest Miller
	Name:	Ernest Miller
	Title:	Chief Executive Officer and Chief Financial Officer
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

Name	Position	Date

/s/ Ernest Miller	Chief Executive Officer and Chief Financial Officer	March 28, 2024
Ernest Miller	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Ron Hulme	Chairman of the Board	March 28, 2024
Ron Hulme

/s/ Martijn Dekker	Director	March 28, 2024
Martijn Dekker

/s/ Curtis Hébert, Jr.	Director	March 28, 2024
Curtis Hébert, Jr.

/s/ Duncan Palmer	Director	March 28, 2024
Duncan Palmer

/s/ Jonathan Siegler	Director	March 28, 2024
Jonathan Siegler

/s/ Dail St. Claire	Director	March 28, 2024
Dail St. Claire

/s/ Graham van’t Hoff	Director	March 28, 2024
Graham van’t Hoff