Form 10-Q
period 2024-03-31
Verde Clean Fuels, Inc.
filed 2024-05-14
CIK 1841425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-40743

Verde Clean Fuels, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-1863331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

711 Louisiana St, Suite 2160 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 281-6000

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

There were 9,428,797 shares of Class A common stock and 22,500,000 shares of Class C common stock of the registrant outstanding on May 13, 2024.

i

Item 1. Financial Statements

VERDE CLEAN FUELS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$25,941,604	$28,779,177
Restricted cash	100,000	100,000
Prepaid expenses	1,406,010	373,324
Total current assets	27,447,614	29,252,501

Non-current assets:
Security deposits	160,669	160,669
Property, plant and equipment, net	67,791	62,505
Operating lease right-of-use assets, net	453,862	524,813
Intellectual patented technology	1,925,151	1,925,151
Total non-current assets	2,607,473	2,673,138
Total assets	$30,055,087	$31,925,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$367,036	$184,343
Accrued liabilities	2,227,546	1,976,812
Operating lease liabilities – current portion	326,446	297,380
Other current liabilities	32,027	-
Total current liabilities	2,953,055	2,458,535

Non-current liabilities:
Promissory note – related party	-	409,612
Operating lease liabilities	147,472	232,162
Total non-current liabilities	147,472	641,774
Total liabilities	3,100,527	3,100,309
Commitments and Contingencies (see Note 5)

Stockholders’ equity
Class A common stock, par value $0.0001 per share, 9,428,797 and 9,387,836 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	943	939
Class C common stock, par value $0.0001 per share, 22,500,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	2,250	2,250
Additional paid in capital	35,673,145	35,014,836
Accumulated deficit	(24,695,101)	(23,922,730)
Noncontrolling interest	15,973,323	17,730,035
Total stockholders’ equity	26,954,560	28,825,330
Total liabilities and stockholders’ equity	$30,055,087	$31,925,639

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VERDE CLEAN FUELS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
General and administrative expenses	$2,789,376	$4,265,640
Contingent consideration	-	(1,299,000)
Research and development expenses	85,835	82,662
Total operating loss	2,875,211	3,049,302

Other (income)	(346,128)	-
Interest expense	-	67,825
Loss before income taxes	(2,529,083)	(3,117,127)
Provision for income taxes	-	-
Net loss	$(2,529,083)	$(3,117,127)
Net loss attributable to noncontrolling interest	$(1,756,712)	$(2,542,666)
Net loss attributable to Verde Clean Fuels, Inc.	$(772,371)	$(574,461)

Earnings per share
Weighted average Class A common stock outstanding, basic and diluted	6,173,716	6,124,245
Net loss per share of Class A common stock	$(0.13)	$(0.09)

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VERDE CLEAN FUELS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Statement of Stockholders’ Equity for the Three Months Ended March 31, 2024

	Member’s	Class A Common		Class C Common		Additional Paid In	Accumulated	Non controlling	Total Stockholders’
	Equity	Shares	Values	Shares	Values	Capital	Deficit	Interest	Equity
Balance – December 31, 2023	$	9,387,836	$939	22,500,000	$2,250	$35,014,836	$(23,922,730)	$17,730,035	$28,825,330
Related party promissory note settlement	-	40,961	4	-	-	409,608	-	-	409,612
Stock-based compensation	-	-	-	-	-	248,701	-	-	248,701
Net loss	-	-	-	-	-	-	(772,371)	(1,756,712)	(2,529,083)
Balance – March 31, 2024	$-	9,428,797	$943	22,500,000	$2,250	$35,673,145	$(24,695,101)	$15,973,323	$26,954,560

Statement of Stockholders’ Equity for the Three Months Ended March 31, 2023

	Member’s	Class A Common		Class C Common			Additional Paid In	Accumulated	Non controlling	Total Stockholders’
	Equity	Shares	Values	Shares	Values		Capital	Deficit	Interest	Equity
Balance - December 31, 2022	$12,775,901	-	$-	-	$		$-	$(11,672,536)	$-	$1,103,365
Retroactive application of recapitalization	-	-	936	-		2,573	(3,509)	-	-	-
Adjusted beginning balance	12,775,901	-	936	-		2,573	(3,509)	(11,672,536)	-	1,103,365
Reversal of Intermediate original equity	(12,775,901)	-	(936)	-		(2,573)	3,509	11,672,536	-	(1,103,365)

Recapitalization transaction	-	9,358,620	936	22,500,000		2,250	15,391,286	(4,793,142)	25,487,723	36,089,053
Class A Sponsor earn out shares	-	-	-	-		-	5,792,000	(5,792,000)	-	-
Class C Sponsor earn out shares	-	-	-	-		-	10,594,000	(10,594,000)	-	-
Stock-based compensation	-	-	-	-		-	2,146,792	-	-	2,146,792
Net loss	-	-	-	-		-	-	(574,461)	(2,542,666)	(3,117,127)
Balance – March 31, 2023	$-	9,358,620	$936	22,500,000		$2,250	$33,924,078	$(21,753,603)	$22,945,057	$35,118,718

VERDE CLEAN FUELS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,529,083)	$(3,117,127)
Adjustments to reconcile net loss to net cash used in operating activities
Contingent consideration	-	(1,299,000)
Depreciation	3,037	580
Unit-based compensation expense	248,701	2,146,792
Finance lease amortization	-	36,463
Amortization of right-of-use assets	70,951	55,085
Changes in operating assets and liabilities
Prepaid expenses	(1,032,686)	(1,457,643)
Accounts payable	182,693	51,810
Accrued liabilities	250,734	792,085
Operating lease liabilities	(55,624)	(55,085)
Other changes in operating assets and liabilities	32,027	-
Net cash used in operating activities	(2,829,250)	(2,846,040)

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,323)	-
Net cash used in investing activities	(8,323)	-

Cash flows from financing activities:
PIPE proceeds	-	32,000,000
Cash received from Trust	-	19,031,516
Transaction expenses	-	(10,043,793)
BCF Holdings capital repayment	-	(3,750,000)
Repayments of notes payable - insurance premium financing	-	(3,719)
Repayments of the principal portion of finance lease liabilities	-	(12,508)
Deferred financing costs	-	(22,570)
Net cash provided by financing activities	-	37,198,926

Net change in cash and restricted cash	(2,837,573)	34,352,886
Cash, cash equivalents and restricted cash, beginning of year	28,879,177	463,475
CENAQ operating cash balance acquired	-	91,454
Cash, cash equivalents and restricted cash, end of period	$26,041,604	$34,907,815

Supplemental cash flows
Non-cash income tax payable and deferred tax liability obtained from CENAQ	$-	$312,446
Non-cash impact of debt issuance through the business combination	-	409,279

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VERDE CLEAN FUELS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Verde Clean Fuels, Inc. (the “Company”, “Verde” and “Verde Clean Fuels”) is a clean energy technology company specializing in the conversion of synthesis gas, or syngas, derived from diverse feedstocks, such as biomass or natural gas and other feedstocks, into liquid hydrocarbons, primarily gasoline, through an innovative and proprietary liquid fuels technology, the STG+® process. Through Verde Clean Fuels’ STG+® process, Verde Clean Fuels converts syngas into Reformulated Blend-stock for Oxygenate Blending (“RBOB”) gasoline. Verde Clean Fuels is focused on the development of technology and commercial facilities aimed at turning waste and other feedstocks into a usable stream of syngas, which is then transformed into a single finished fuel, such as gasoline, without any additional refining steps. The availability of biogenic feedstocks and the economic and environmental drivers that divert these materials from landfills will enable us to utilize these waste streams to produce renewable gasoline from modular production facilities.

On February 15, 2023 (the “Closing Date”), the Company finalized a business combination (the “Business Combination”) pursuant to that certain business combination agreement, dated as of August 12, 2022 (the “Business Combination Agreement”) by and among CENAQ Energy Corp. (“CENAQ”), Verde Clean Fuels OpCo, LLC, a Delaware limited liability company and a wholly owned subsidiary of CENAQ (“OpCo”), Bluescape Clean Fuels Holdings, LLC, a Delaware limited liability company (“Holdings”), Bluescape Clean Fuels Intermediate Holdings, LLC, a Delaware limited liability company (“Intermediate”), and CENAQ Sponsor LLC (“Sponsor”). Immediately upon the completion of the Business Combination, CENAQ was renamed to Verde Clean Fuels, Inc. The Business Combination is discussed further in Note 3.

Following the completion of the Business Combination, the combined company is organized under an umbrella partnership C corporation (“Up-C”) structure and the only direct assets of the Company consists of equity interests in OpCo, whose only direct assets consists of equity interests in Intermediate. Immediately following the Business Combination, Verde Clean Fuels is the sole manager of and controls OpCo.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K filed on March 28, 2024 and are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. The results of operations for an interim period may not give a true indication of results for a full year.

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

In April 2024, the Treasury and the Internal Revenue Service (the “IRS”) released proposed regulations that detail the kinds of transactions that are and are not subject to the new excise tax as well as give procedural guidance on how and when companies should pay the tax. The proposed regulations are open for comment until May 13th, 2024, and the actual excise tax calculation is open for comment until June 11, 2024.

In connection with the Business Combination, the Company incurred an excise tax of $1.6 million based on the redemption of $158.9 million at the request of the Common A shareholders. The excise tax is expected to be paid no earlier than the fourth quarter of 2024 or the first quarter of 2025, depending on the date of the final regulations. The excise tax is recorded within accrued liabilities on the unaudited consolidated balance sheets. Other than the 1% excise tax, the IR Act has not had a material impact on the Company’s consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The most significant estimates pertain to the calculations of the fair values of equity instruments, impairment of intangible and long-lived assets and income taxes. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

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

Certain comparative amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations. All intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company had cash equivalents of $23,882,130 and $26,155,789, respectively, which were comprised of funds held in a short-term money market fund having investments in high-quality short-term securities that are issued or guaranteed by the U.S. government or by U.S. government agencies and instrumentalities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation (“FDIC”) limit of $250,000. Additionally, the majority of the Company’s cash balances are held in a short-term money market fund that is not guaranteed by the FDIC. As of March 31, 2024 and December 31, 2023, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”) approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature. The fair values of cash, restricted cash, cash equivalents, prepaid expenses, and accrued expenses are estimated to approximate their respective carrying values as of March 31, 2024 and December 31, 2023 due to the short-term maturities of such instruments.

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

Net Loss Per Share of Common Stock

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

Antidilutive instruments, including outstanding warrants, stock options, restricted stock units (“RSUs”) and earn out shares, were excluded from diluted earnings per share for the three months ended March 31, 2024 and March 31, 2023 because the inclusion of such instruments would be anti-dilutive. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Reverse recapitalization

The Business Combination was accounted for according to a common control reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. This determination reflects Holdings having a majority of the voting power of Intermediate’s pre and post Business Combination operations and Intermediate’s management team retaining similar roles at Verde Clean Fuels. Further, Holdings continues to have control of the Company’s Board of Directors through its majority voting rights.

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

Accrued Liabilities

Accrued liabilities consist of the following:

	As of March 31, 2024	As of December 31, 2023
Accrued legal fees	$257,080	$237,839
Accrued professional fees	370,003	143,900
Excise tax payable	1,587,975	1,587,975
Other accrued expenses	12,488	7,098
Total accrued liabilities	$2,227,546	$1,976,812

Leases

The Company accounts for leases under ASU 842, “Leases” (“ASC 842)”. The core principle of this standard is that a lessee should recognize the assets and liabilities that arise from leases by recognizing in the consolidated balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset (“ROU asset”) representing the lessee’s right to use the underlying asset for the lease term. In accordance with the guidance of ASC 842, leases are classified as finance or operating leases, and both types of leases are recognized on the consolidated balance sheet.

Certain lease arrangements may contain renewal options. Renewal options are included in the expected lease term only if they are reasonably certain of being exercised by the Company.

The Company elected the practical expedient to not separate non-lease components from lease components for real estate lease arrangements. The Company combines the lease and non-lease component into a single accounting unit and accounts for the unit under ASC 842 where lease and non-lease components are included in the classification of the lease and the calculation of the ROU asset and lease liability. In addition, the Company has elected the practical expedient to not apply lease recognition requirements to leases with a term of one year or less. Under this expedient, lease costs are not capitalized; rather, are expensed on a straight-line basis over the lease term. The Company’s leases do not contain residual value guarantees or material restrictions or covenants.

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

Impairment of Indefinite-Lived Intangible Assets

The Company’s intangible asset consists of its intellectual property and patented technology and is considered an indefinite lived intangible and is not subject to amortization. As of March 31, 2024, and December 31, 2023, the gross and carrying amount of this intangible asset was $1,925,151.

A qualitative assessment of indefinite-lived intangible assets is performed in order to determine whether further impairment testing is necessary. In performing this analysis, macroeconomic, industry and market conditions are considered in addition to current and forecasted financial performance, entity-specific events and changes in the composition or carrying amount of net assets.

During the three months ended March 31, 2024 and 2023, the Company did not record any impairment charges.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. During the three months ended March 31, 2024 and 2023, the Company did not record any impairment charges.

Emerging Growth Company Accounting Election

The Company is an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

In connection with the close of the Business Combination, the Company accelerated the unvested service and performance-based units and recorded share-based payment expense within general and administrative expense of $2,146,792 during the three months ended March 31, 2023. Performance conditions for the performance-based Founder Incentive Units had not and were unlikely to be met as of March 31, 2024. As such, no share-based compensation cost was recorded for these units.

2023 Equity-Based Awards

In March 2023, the Company authorized and approved the Verde Clean Fuels, Inc. 2023 Omnibus Incentive Plan (the “2023 Plan”). On April 25, 2023, the Company granted stock options to certain employees and officers and granted RSUs to non-employee directors, consistent with the terms of the 2023 Plan. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes model and the fair value of RSUs on the date of grant based on the value of the stock price on that date, subject to a discount for lack of marketability.

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

There is substantial judgment in selecting the assumptions used to determine the fair value of such equity awards, and other companies could use similar market inputs and experience and arrive at different conclusions.

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

The Business Combination closed on February 15, 2023, and therefore the contingent consideration arrangement was terminated and no payments were made. Thus, $1,299,000 of accrued contingent consideration was reversed through earnings during the three months ended March 31, 2023. No contingent consideration was recorded during the three months ended March 31, 2024.

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

NOTE 3 – BUSINESS COMBINATION

Prior to the Business Combination, and up to the transaction close on February 15, 2023, Verde Clean Fuels, previously CENAQ Energy Corp., was a SPAC incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

Pursuant to the Business Combination Agreement, (i) (A) CENAQ contributed to OpCo (1) all of its assets (excluding its interests in OpCo and the aggregate amount of cash required to satisfy any exercise by CENAQ stockholders of their redemption rights (the “Redemption Rights”) and (2) the shares of Class C common stock (the “Holdings Class C Shares”) and (B) in exchange therefor, OpCo issued to CENAQ a number of Class A OpCo Units equal to the number of total shares of Class A common stock issued and outstanding immediately after the Closing (taking into account the PIPE financing (“PIPE Financing”) and following the exercise of Redemption Rights) (such transactions, the “SPAC Contribution”) and (ii) immediately following the SPAC Contribution, (A) Holdings contributed to OpCo 100% of the issued and outstanding limited liability company interests of Intermediate and (B) in exchange therefor, OpCo transferred to Holdings the Holdings OpCo Units and the Holdings Class C Shares. Holdings holds 22,500,000 OpCo Units and an equal number of shares of Class C common stock.

Pursuant to ASC 805, the Business Combination was accounted for as a common control reverse recapitalization where Intermediate is deemed the accounting acquirer and the Company is treated as the accounting acquiree, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. The Business Combination is not treated as a change in control of Intermediate. This determination reflects Holdings holding a majority of the voting power of Verde Clean Fuels, Intermediate’s Pre-Business Combination operations being the majority post-Business Combination operations of Verde Clean Fuels, and Intermediate’s management team retaining similar roles at Verde Clean Fuels. Further, Holdings continues to have control of the Board of Directors through its majority voting rights. Under ASC 805, the assets, liabilities, and noncontrolling interests of Intermediate are recognized at their carrying amounts on the date of the Business Combination.

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

The following summarizes the Verde Clean Fuels Class A common stock and Class C common stock (collectively, the “Common Stock”) outstanding as of February 15, 2023. The percentage of beneficial ownership was based on 31,858,620 shares of Company Common Stock issued and outstanding as of February 15, 2023, comprised of 9,358,620 shares of Class A common stock and 22,500,000 shares of Class C common stock.

	Shares	% of Common Stock
CENAQ Public Stockholders	1,846,120	5.79%
Holdings	23,300,000	73.14%
New PIPE Investors (excluding Holdings)	2,400,000	7.53%
Sponsor and Anchor Investors	1,078,125	3.39%
Sponsor Earn Out shares	3,234,375	10.15%
Total Shares of Common Stock at Closing	31,858,620	100.00%
Earn Out Equity shares	3,500,000
Total diluted shares at Closing (including shares above)	35,358,620

Total proceeds raised from the business combination were $37,329,178, consisting of $32,000,000 in PIPE Financing proceeds, $19,031,516 from the CENAQ trust, and $91,454 from the CENAQ operating account offset by $10,043,793 in transaction expenses that were recorded as a reduction to additional paid in capital and offset by a $3,750,000 capital repayment to Holdings.

NOTE 4 – RELATED PARTY TRANSACTIONS

ASC 850, “Related Party Disclosures” (“ASC 850”) provides guidance for the identification of related parties and disclosure of related party transactions. On February 15, 2023, the Company entered into a new promissory note with the Sponsor totaling $409,612 (the “New Promissory Note”). The New Promissory Note canceled and superseded all prior promissory notes. The New Promissory note was non-interest bearing and the entire principal balance of the New Promissory Note was payable on or before February 15, 2024 in cash or shares at the Company’s election. On February 15, 2024, the Company settled the New Promissory Note through the issuance of its Class A common stock at a conversion price of $10.00 per share.  As a result, during the three months ended March 31, 2024, the Company issued 40,961 shares of Class A common stock and recorded an increase to additional paid-in capital of $409,608.

The Company has a related party relationship with Holdings whereby Holdings holds a majority ownership in the Company via voting shares and has control of its Board of Directors. Further, Holdings possesses 3,500,000 earn out shares.

NOTE  5 – COMMITMENTS AND CONTINGENCIES

Leases

The Company determines if an arrangement is, or contains, a lease at inception based on whether that contract conveys the right to control the use of an identified asset in exchange for consideration for a period of time. Leases are classified as either finance or operating. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. For all lease arrangements with a term of greater than 12 months, the Company presents at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

Lease costs for the Company’s operating and finance leases are presented below.

Lease Cost	Statements of Operations Classification	Three Months Ended March 31, 2024
Operating lease cost	General and administrative expense	$79,805
Variable lease cost	General and administrative expense	38,861
Total lease cost		$118,666

Lease Cost	Statements of Operations Classification	Three Months Ended March 31, 2023
Amortization of finance lease right-of-use asset	General and administrative expense	$36,462
Interest on finance lease liability	Interest expense	67,825
Total finance lease cost	General and administrative expense	104,287

Operating lease cost	General and administrative expense	60,179
Variable lease cost	General and administrative expense	35,146
Total lease cost		$199,612

Supplemental information related to the Company’s operating and finance lease arrangements was as follows:

	Three Months Ended March 31,
Operating lease – supplemental information	2024	2023
Right-of-use assets obtained in exchange for operating lease	$453,862	$268,085
Remaining lease term – operating lease	1.73 years	1.08 years
Discount rate – operating lease	7.50%	7.50%

	Three Months Ended March 31,
Finance lease – supplemental information	2024	2023
Right-of-use assets	$-	$5,432,847
Remaining lease term – finance lease	-	24.75 years
Discount rate – finance lease	-	7.50%

Contingencies

The Company is not party to any litigation.

NOTE 6 – STOCKHOLDER’S EQUITY

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

NOTE 7 – WARRANTS

There are 15,383,263 warrants outstanding as of March 31, 2024. Each warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the Business Combination. However, no warrants will be exercisable for cash unless there is an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Class A common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of Class A common stock for the 5 trading days ending on the trading day prior to the date of exercise. The warrants will expire on the fifth anniversary of our completion of an initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

No warrants were exercised during the three months ended March 31, 2024 and 2023.

NOTE 8 – INCOME TAX

As of March 31, 2024, Verde Clean Fuels, Inc. holds 29.53% of the economic interest in OpCo, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, OpCo generally is not subject to U.S. federal income tax under current U.S. tax laws. Verde Clean Fuels, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of OpCo.

Intermediate was historically and remains a disregarded subsidiary of a partnership for U.S. Federal income tax purposes. As a direct result of the Business Combination, OpCo became the sole member of Intermediate. As such, OpCo’s distributive share of any net taxable income or loss and any related tax credits of Intermediate are then distributed to the Company.

The Company’s effective tax rate was 0% and 0% for the three months ended March 31, 2024 and 2023, respectively. The effective income tax rates differed significantly from the statutory rate primarily due to the losses allocated to non-controlling interests and the recognition of a valuation allowance as a result of the Company’s new tax structure.

The Company has assessed the realizability of its net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has maintained a full valuation allowance against its deferred tax assets as of March 31, 2024, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

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

As of March 31, 2024, the Company did not have a tax receivable balance.

NOTE 9 – LOSS PER SHARE

Loss per share

Prior to the reverse recapitalization in connection with the Business Combination, all net loss was attributable to the noncontrolling interest.

Basic net loss per share has been computed by dividing net loss attributable to Class A common shareholders for the period subsequent to the Business Combination by the weighted average number of shares of Class A common stock outstanding for the same period. Diluted earnings per share of Class A common stock were computed by dividing net loss attributable to Class A common shareholders by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The following table sets forth the computation of net loss used to compute basic net loss per share of Class A common stock.

	Three Months Ended March 31,
	2024	2023
Net loss attributable to Verde Clean Fuels, Inc.	$(772,371)	$(574,461)
Basic weighted-average shares outstanding	6,173,716	6,124,245
Dilutive effect of share-based awards	-	-
Diluted weighted-average shares outstanding	6,173,716	6,124,245
Basic loss per share	$(0.13)	$(0.09)
Diluted loss per share	$(0.13)	$(0.09)

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

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

	As of March 31,
	2024	2023
Warrants	15,383,263	15,412,479
Earnout Shares (1)	3,234,375	3,234,375
Convertible debt	-	40,963
Stock options	1,236,016	-
Time based RSUs	141,656	-
Total anti-dilutive instruments	19,995,310	18,687,817

(1)	Excludes 3,500,000 Class C earnout shares convertible into Class A common shares. Class C common stock are not participating securities; thus, the application of the two-class method is not required.

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

Following the completion of the Business Combination, the ownership interests of the Class A common stockholders and the NCI were 29.38% and 70.62%, respectively. As of March 31, 2024, the ownership interests of the Class A common stockholders and the NCI were 29.53% and 70.47%, respectively. The change in ownership interests was due to warrant exercises during the second quarter of 2023 that resulted in the issuance of an additional 29,216 Class A common stock (see Note 7 for further information) and the settlement of the related-party Promissory Note during the three months ended March 31, 2024 that resulted in the issuance of an additional 40,961 Class A common stock (see Note 4 for further information). The NCI may further decrease according to the number of shares of Class C common stock and Verde Clean Fuel OpCo LLC Class C units that are exchanged for shares of Class A common stock.

NOTE 10 – JOINT DEVELOPMENT AGREEMENT

On February 6, 2024, the Company and Cottonmouth Ventures LLC (“Cottonmouth”), a subsidiary of Diamondback Energy (“Diamondback”), entered into a joint development agreement (“JDA”) for the proposed development, construction, and operation of a facility to produce commodity-grade gasoline using natural gas feedstock supplied from Diamondback’s operations in the Permian Basin.

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

In connection with entering into the JDA, the Company will begin to incur development costs with respect to the project, prior to reaching a FID and entering into final definitive agreements, irrespective of whether these events occur. The Company is currently evaluating the impact that the JDA will have on its consolidated financial statements.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date which the consolidated financial statements were issued. There were no subsequent events or transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “our,” “us,” “Verde,” “Verde Clean Fuels” or the “Company” refer to Verde Clean Fuels, Inc. (formerly known as CENAQ Energy Corp.). References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special note regarding forward-looking statements

This Quarterly Report includes “forward-looking statements” for the purposes of federal securities laws that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “continue,” “believe,” “anticipate,” “intend,” “plan,” “potential,” “possible,” “may,” “might,” “predict,” “project,” “should,” “would,” “will,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Important factors, among others, that may affect actual results or outcomes include:

●	the financial and business performance of the Company;

●	the ability to maintain the listing of the Class A common stock and the Verde Clean Fuels warrants on Nasdaq, and the potential liquidity and trading of such securities;

●	the failure to realize the anticipated benefits of the Business Combination (as defined below) that the Company consummated in February 2023, which may be affected by, among other things, competition;

●	the Company’s ability to develop and operate anticipated and new projects;

●	the Company’s ability to obtain financing for future projects;

●	the reduction or elimination of government economic incentives to the renewable energy market;

●	delays in acquisition, financing, construction and development of new projects;

●	the length of development cycles for new projects, including the design and construction processes for the Company’s projects;

●	the Company’s ability to identify suitable locations for new projects;

●	the Company’s dependence on suppliers;

●	existing laws and regulations and changes to laws, regulations and policies that affect the Company’s operations;

●	decline in public acceptance and support of renewable energy development and projects;

●	demand for renewable energy not being sustained;

●	impacts of climate change, changing weather patterns and conditions, and natural disasters;

●	the ability to secure necessary governmental and regulatory approvals;

●	the ability to qualify for federal or state level low-carbon fuel credits or other carbon credits;

●	any decline in the value of federal or state level low-carbon fuel credits or other carbon credits and the development of the carbon credit markets;

●	risks relating to the Company’s status as a development stage company with a history of net losses and no revenue;

●	risks relating to the uncertainty of success, any commercial viability, or delays of the Company’s research and development efforts including any study in which the Company participates that is funded by the Department of Energy or any other governmental agency;

●	disruptions in the supply chain, fluctuation in price of product inputs, and market conditions and global and economic factors beyond the Company’s control;

●	the Company’s success in retaining or recruiting, or changes required in, its officers, key employees or directors;

●	the ability of the Company to execute its business model, including market acceptance of gasoline derived from renewable feedstocks;

●	litigation and the ability to adequately protect intellectual property rights;

●	competition from companies with greater resources and financial strength in the industries in which the Company operates; and

●	the effect of legal, tax and regulatory changes.

For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Formation

On July 29, 2020, Green Energy Partners, Inc. (“GEP”), formed by the Chief Executive Officer of Intermediate, and an additional individual (the “Founders”), entered into an asset purchase agreement with Primus Green Energy, Inc. (“Primus”) to purchase the assets of Primus. The assets under the asset purchase agreement included a demonstration facility, a laboratory, office space, and intellectual property including the patented STG+® process technology.

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

The Transactions

On February 15, 2023 (the “Closing Date” or “Closing”), the Company finalized a business combination (the “Business Combination”) pursuant to that certain business combination agreement, dated as of August 12, 2022 (“Business Combination Agreement”) by and among CENAQ Energy Corp. (“CENAQ”), Verde Clean Fuels OpCo, LLC, a Delaware limited liability company and a wholly owned subsidiary of CENAQ (“OpCo”), Bluescape Clean Fuels Holdings, LLC, a Delaware limited liability company (“Holdings”), Bluescape Clean Fuels Intermediate Holdings, LLC, a Delaware limited liability company (“Intermediate”), and CENAQ Sponsor LLC (“Sponsor”). Immediately upon the completion of the Business Combination, CENAQ was renamed to Verde Clean Fuels, Inc. The Business Combination is discussed further in Note 3 to the unaudited consolidated financial statements.

Pursuant to the Business Combination Agreement, (i) (A) CENAQ contributed to OpCo (1) all of its assets, excluding its interests in OpCo and the aggregate amount of cash required to satisfy any exercise by CENAQ stockholders of their redemption rights (the “Redemption Rights”), and (2) 22,500,000 shares of Class C common stock (the “Holdings Class C Shares”) and (B) in exchange therefor, OpCo issued to CENAQ a number of class A common units of Opco (the “Class A OpCo Units”) equal to the number of total shares of Class A common stock issued and outstanding immediately after the Closing taking into account the PIPE financing (“PIPE Financing”) and the exercise of Redemption Rights (such transactions, the “SPAC Contribution”) and (ii) immediately following the SPAC Contribution, (A) Holdings contributed to OpCo 100% of the issued and outstanding limited liability company interests of Intermediate and (B) in exchange therefor, OpCo transferred to Holdings (1) 22,500,000 Class C common units of OpCo (the “Class C OpCo Units”) and the Holdings Class C Shares.

The Business Combination was accounted for as a common control reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. The Business Combination was not a change in control of Intermediate. This determination reflects Holdings holding a majority of the voting power of Verde Clean Fuels, Intermediate’s pre-Business Combination operations being the majority post-Business Combination operations of Verde Clean Fuels, and Intermediate’s management team retaining similar roles at Verde Clean Fuels. Further, Holdings continues to have control of the Company’s Board of Directors through its majority voting rights.

Under the guidance in ASC 805, for transactions between entities under common control, the assets, liabilities, and noncontrolling interests of CENAQ and Intermediate are recognized at their carrying amounts on the date of the Business Combination. Under this method of accounting, CENAQ will be treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Intermediate issuing stock for the net assets of CENAQ, accompanied by a recapitalization.

Subsequent to the Business Combination, the Company’s capital structure is comprised of shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”) and shares of Class C common stock, par value $0.0001 per share (the “Class C common stock”). Public shareholders, the Sponsor, and the investors in the private offering of securities of Verde Clean Fuels in connection with the PIPE Financing hold shares of Class A common stock and warrants to purchase shares of Class A common stock, and Holdings owns the Holdings Class C Shares and an equal number of Class C OpCo Units.

We are a development-stage clean energy technology company specializing in the conversion of synthesis gas, or syngas, derived from diverse feedstocks, such as biomass or natural gas (including renewable natural gas) and other feedstocks, into liquid hydrocarbons, primarily gasoline, through an innovative and proprietary liquid fuels technology, the STG+® process. Through Verde Clean Fuels’ STG+® process, Verde Clean Fuels converts syngas into reformulated blend-stock for oxygenate blending (“RBOB”) gasoline. Verde Clean Fuels is focused on the development of technology and commercial facilities aimed at turning waste and other feedstocks into a usable stream of syngas which is then transformed into a single finished fuel, such as gasoline, without any additional refining steps. The availability of biogenic feedstocks and the economic and environmental drivers that divert these materials from landfills will enable us to utilize these waste streams to produce renewable gasoline from modular production facilities.

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

Over $110 million has been invested in our technology, including our demonstration facility in New Jersey, which has completed over 10,500 hours of operation producing gasoline or methanol. Our demonstration facility represents the scalable nature of our operational modular commercial design which has fully integrated reactors and recycle lines and is designed with key variables, like gas velocity and catalyst bed length, at a 1-to-1 scale with our commercial design. We have also participated in carbon lifecycle studies to validate the scoring of carbon intensity, which we define as the quantity of greenhouse gas emissions associated with producing, distributing, and consuming a fuel, per unit of fuel energy (“CI”) and reduced lifecycle emissions (the greenhouse gas emissions associated with the production, distribution, and consumption of a fuel) of our renewable gasoline as well as fuel, blending and engine testing to validate the specification and performance of our gasoline product. Our carbon intensity score is based on an analysis styled after the Department of Energy’s Greenhouse gases Regulated Emissions, and Energy use in Technologies (“GREET”) life cycle analysis. We believe our renewable gasoline, when paired with carbon capture and sequestration, exhibits a significant lifecycle carbon emissions reduction compared to traditional petroleum-based gasoline. As a result, we believe our gasoline produced from renewable feedstock, such as biomass, will qualify under the federal renewable fuel standard (“RFS”) program for the D3 renewable identification number (“RIN”), which could have significant value. Similarly, gasoline produced from our process may also qualify for various state carbon programs, including California’s low carbon fuel standard (“LCFS”). Unlike many other gas-to-liquids technologies, not only can our STG+® process produce renewable gasoline from syngas, but we expect it will be able to be applied at other production facilities to produce other end products including methanol. In addition to our initial focus on the production of renewable gasoline, we believe that there is opportunity to continue to develop additional process technology to produce middle distillates including lower-carbon diesel and aviation fuel. As with other government programs, the use requirements of the RFS program and other similar state-level programs are subject to change, which could materially harm our business strategy as well as any ability to operate profitably.

As of March 31, 2024, the Company is still in the process of developing its first commercial production facility and has not derived revenue from its principal business activities. The Company is managed as an integrated business and consequently, there is only one reportable segment.

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

Key Factors Affecting Our Prospects and Future Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including competition from other carbon-based and other non-carbon-based fuel producers, changes to existing federal and state level low-carbon fuel credit systems, and other factors discussed under the section titled “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and Part II, Item 1A of this Form 10-Q. We believe the factors described below are key to our success.

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

Concurrent with the Business Combination, Diamondback Energy, Inc (“Diamondback”) through its wholly-owned subsidiary, Cottonmouth Ventures LLC (“Cottonmouth”), made a $20 million equity investment in Verde and entered into an equity participation right agreement pursuant to which Verde must grant Cottonmouth the right to participate and jointly develop facilities in the Permian Basin utilizing Verde’s STG+® technology for the production of gasoline derived from economically disadvantaged natural gas feedstocks. Diamondback is an independent oil and natural gas company headquartered in Midland, Texas, focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. The production of gasoline from natural gas sourced from the Permian Basin is designed to allow Diamondback to mitigate the flaring of natural gas while also producing a high-margin product from natural gas streams that are subject to being price disadvantaged compared to other natural gas basins.

On February 6, 2024, Verde and Cottonmouth entered into a joint development agreement (“JDA”) for the proposed development, construction, and operation of a facility to produce commodity-grade gasoline using natural gas feedstock supplied from Diamondback’s operations in the Permian Basin. The JDA provides a pathway forward for the parties to reach final definitive documents and final investment decision (“FID”). The JDA frames the contracts contemplated to be entered into between the parties, including an operating agreement, ground lease agreement, construction agreement, license agreement and financing agreements as well as conditions precedent to close such as FID. We expect that the proposed facility, which is to be located in Martin County, Texas in the heart of the Permian Basin, could serve as a template for additional natural gas-to-gasoline projects throughout the Permian Basin and other pipeline-constrained basins in the U.S., as well as addressing flared or stranded natural gas opportunities internationally.

We plan to grow our business by building and operating a portfolio of commercial production facilities. We currently have production facilities planned with additional potential production facility development opportunities in early-stage due diligence. We have identified opportunities to produce gasoline from natural gas in other pipeline-constrained production areas as well as opportunities to produce renewable gasoline from biomass in locations with access to suitable feedstock, carbon sequestration, and markets. We believe the number of identified and planned potential production facilities bode well for our potential growth.

On August 1, 2023, we announced a non-binding carbon dioxide management agreement (“CDMA”) with Carbon TerraVault JV HoldCo, LLC (“CTV JV”), a carbon management partnership focused on carbon capture and sequestration development formed between Carbon TerraVault, a subsidiary of California Resources Corporation (“CRC”), and Brookfield Renewable. Under the terms of the non-binding agreement, the Company would construct a new renewable gasoline production facility at CRC’s existing Net Zero Industrial Park in Kern County, California, to capture carbon dioxide and produce renewable gasoline from biomass and other agricultural waste feedstock to help support the further decarbonization of California’s economy and its transportation sector. It is anticipated that the project could produce up to 7 million gallons per year of renewable gasoline for use as transportation fuel. Project FID is targeted for mid-2025, with operations expected to begin in the second half of 2027.

Successful Implementation of the first commercial facility

A critical step in our business strategy will be the successful construction and operation of the first commercial production facility using our patented STG+® technology. We believe that the first commercial production facility could be operational as early as 2026.

Protection and continuous development of our patented technology

Our ability to compete successfully will depend on our ability to protect, commercialize, and further develop our proprietary process technology and commercial facilities in a timely manner, and in a manner technologically superior to and/or are less expensive than competing processes.

Key Components of Results of Operations

We are an early-stage company with no revenues, and our historical results may not be indicative of our future results. Accordingly, the drivers of any future financial results, as well as any components thereof, may not be comparable to our historical or future results of operations.

Revenue

We have not generated any revenue to date. We expect to generate a significant portion of our future revenue from the sale of renewable RBOB grade gasoline or gasoline derived from natural gas primarily in markets with federal and state level low-carbon fuel credit systems.

Expenses

General and Administrative Expense

General and administrative expenses consist of compensation costs including salaries, benefits and stock-compensation expense, for personnel in executive, finance, accounting, and other administrative functions. General and administrative expenses also include legal fees, professional fees paid for accounting, auditing and consulting services, and insurance costs. Following the Business Combination, we incurred and expect to continue to incur higher general and administrative expenses for public company costs such as compliance with the regulations of the SEC and the Nasdaq Capital Market.

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

Contingent consideration

Prior to the Business Combination, we had an arrangement payable to our CEO and a consultant whereby a contingent payment would become payable if certain return on investment hurdles were met within five years of an asset purchase arrangement. The contingent consideration was forfeited when we closed on the Business Combination.

Income Tax Effects

We hold 29.53% of the economic interest in OpCo, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, OpCo generally is not subject to U.S. federal income tax under current U.S. tax laws. We are subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to our distributive share of the net taxable income (loss) and any related tax credits of OpCo.

Intermediate was historically and remains a disregarded subsidiary of a partnership for U.S. Federal income tax purposes. As a direct result of the Business Combination, OpCo became the sole member of Intermediate. As such, OpCo’s distributive share of any net taxable income or loss and any related tax credits of Intermediate are then distributed to us.

Results of Operations

Comparison of the three months ended March 31, 2024 and March 31, 2023

	Three Months Ended March 31,
	2024	2023
General and administrative expenses	$2,789,376	$4,265,640
Contingent consideration	-	(1,299,000)
Research and development expenses	85,835	82,662
Total operating expenses	2,875,211	3,049,302

Other (income)	(346,128)	-
Interest expense	-	67,825
Loss before income taxes	2,529,083	3,117,127
Provision for income taxes	-	-
Net loss	$2,529,083	$3,117,127

General and Administrative

General and administrative expense decreased approximately $1.5 million, or 35%, from $4.3 million for the three months ended March 31, 2023 to $2.8 million for the three months ended March 31, 2024, primarily due to a decrease in share-based payment expense of $1.9 million. The Company incurred greater share-based payment expense for the three months ended March 31, 2023 due to the accelerated vesting of all the outstanding series A incentive units and Founder incentive units as a result of the Business Combination. The decrease in general and administrative expenses was partially offset by increases in professional fees of $0.3 million, salaries and benefits of $0.2 million, and insurance costs of $0.2 million.

Contingent Consideration

The $1.3 million change in contingent consideration for the three months ended March 31, 2024 reflects the reversal during the three months ended March 31, 2023 of the remaining accrual made by Holdings for certain contingent payments due to the contractual forfeiture of the payments following the close of the Business Combination on February 15, 2023. The Company reversed the contingent consideration for the three months ended March 31, 2023. See Note 2 to the unaudited consolidated financial statements.

Research and Development

R&D expense for the three months ended March 31, 2024 was consistent with the three months ended March 31, 2023.

Other Income

Other income of $0.3 million for the three months ended March 31, 2024 was primarily attributable to interest earned from our money market investment of approximately $23.9 million as of March 31, 2024.

Interest Expense

The decrease in interest expense during the three months ended March 31, 2024 was attributable to our land lease in Maricopa, Arizona, which was classified as a finance lease until the third quarter of 2023. The finance lease was exited on December 31, 2023. See Note 5 to the unaudited consolidated financial statements.

Provision for Income Taxes

The provision for income taxes was $0 for the three months ended March 31, 2024 and 2023, due to a full valuation allowance recorded as of March 31, 2023, and maintained as of March 31, 2024.

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

To date, we have not generated any revenue, and as of March 31, 2024, we had cash and cash equivalents of $25.9 million. We do not expect to generate any meaningful revenue unless and until we are able to commercialize our first production facility. Since inception, we have incurred significant operating losses, have an accumulated deficit of $24.7 million as of March 31, 2024 and generated negative operating cash flows during the three months ended March 31, 2024 and March 31, 2023. Management expects that operating losses and negative cash flows may increase in future periods because of additional costs and expenses related to the development of technology and the development of market and strategic relationships with other companies. Our continued solvency is dependent upon our ability to obtain additional working capital to complete our product development and to successfully achieve commerciality of our projects.

In connection with entering into the JDA with Cottonmouth, a subsidiary of Diamondback, we will begin to incur development costs with respect to the project, prior to reaching a FID and entering into final definitive agreements, irrespective of whether these events occur. We are currently evaluating the impact that the JDA will have on our consolidated financial statements and liquidity. Verde plans to invest approximately $3 million for FEED costs in 2024 in support of the Permian Basin natural gas-to-gasoline facility, which is expected to take approximately eight months to complete.

Following the Business Combination and the closing of the PIPE Financing, we received approximately $37.3 million in cash, net of approximately $10.0 million of transaction expenses and the repayment of approximately $3.75 million of capital contributions made by Bluescape Clean Fuels Holdings, LLC since December 2021. We expect to use such proceeds to fund our ongoing operations and R&D activities. The gross amount, before expenses, was composed of approximately $19.0 million release from CENAQ’s Trust Account, after payment of approximately $158.8 million to public stockholders who exercised redemption rights (representing a redemption rate of approximately 89.3%), and $32.0 million of proceeds from the PIPE Financing. We also received $91 thousand from the CENAQ operating account. We believe that based on our current level of operating expenses and currently available cash on hand, we will have sufficient funds available to cover R&D activities and operating cash needs for at least the next 12 months. However, as we have not yet developed a commercial production facility and have no revenue to date, we will likely require additional funds in future years. Our ability to raise funds through equity offerings may be limited by the significant number of shares that may be publicly sold. As the exercise price of our Public Warrants is $11.50 per share of Class A common stock, we do not expect that Public Warrants will be exercised in the foreseeable future. Our ability to fund R&D activities and our operating cash needs for several years does not depend on the proceeds we may receive as the result of exercises of outstanding Warrants.

As our transaction with CENAQ only resulted in $37.3 million of net proceeds, we expect that we will only be able to construct one of our first four originally planned production facilities with the proceeds. The $37.3 million of net proceeds raised at closing of the transaction with CENAQ will contribute to the equity capital portion of our capital expenditure requirements through 2025. We also expect to earn interest income on the net proceeds raised at closing during the ongoing development and construction of our facilities through 2025, and that such interest income will be utilized towards capital expenditures or for general and administrative expenses. We also expect 70% of our total project capital requirements will be met with project financing, industrial revenue bonds, or pollution control bonds, or some combination of debt financing. While we have been in discussions with banks and other credit counterparties regarding project financing, industrial revenue bonds, or pollution control bonds, and these discussions have led to indications of debt financing equivalent to 70% of our capital expenditure requirements, there can be no assurance that we will be successful in obtaining such financing. The inability to obtain debt financing will adversely impact our ability to implement our business plan.

In connection with the Closing, Sponsor was due $409,612 under existing promissory notes with CENAQ. On February 15, 2023, in lieu of repayment of the existing promissory notes with Sponsor, we entered into a new, non-interest bearing promissory note with the Sponsor totaling $409,612. The new promissory note canceled and superseded the existing promissory notes. On February 15, 2024, we settled the promissory note through the issuance of 40,961 shares of Class A common stock at a conversion price of $10.00 per share and recorded an increase to additional paid-in capital of $409,608.

Summary Statement of Cash Flows for the Three Months Ended March 31, 2024 and March 31, 2023

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	For the Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(2,829,250)	$(2,846,040)
Net cash used in investing activities	(8,323)	-
Net cash provided by financing activities	-	37,198,926
Net (decrease) increase in cash, cash equivalents restricted cash	$(2,837,573)	$34,352,886

Cash Flows Used in Operating Activities

Net cash used in operating activities decreased $17 thousand during the three months ended March 31, 2024 versus the same period in 2023. The change in operating cash flows was a result of a decrease in cash paid for D&O insurance during the three months ended March 31, 2024, offset by a decrease in accrued expenses during the three months ended March 31, 2024 due to timing of cash payments to vendors.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2024 was consistent with the three months ended March 31, 2023.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was zero for the three months ended March 31, 2024 compared to $37.2 million for the three months ended March 31, 2023. The decrease was due to the net proceeds from the close of the Business Combination on February 15, 2023 compared to no financing activities occurring during the three months ended March 31, 2024.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our unaudited consolidated financial statements are based on the selection and application of significant accounting policies. The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of expenses and allocated charges during the reporting period. Actual results could differ from those estimates. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

We describe our significant accounting policies in Note 3 - Significant Accounting Policies, of the notes to the consolidated financial statements included in our 2023 Form 10-K. We discuss our critical accounting policies and estimates in MD&A in our 2023 Form 10-K.

Recent Accounting Pronouncements

See Note 2 in the accompanying unaudited consolidated financial statements for information regarding recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on that evaluation, as of March 31, 2024, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15€ of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2023 filed with the SEC on March 28, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Securities

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

May 14, 2024	VERDE CLEAN FUELS, INC.

	By:	/s/ Ernest Miller
		Name:	Ernest Miller
		Title:	Chief Executive Office and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)