Form 10-Q
period 2024-06-30
Verde Clean Fuels, Inc.
filed 2024-08-13
CIK 1841425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 9,549,621 shares of Class A common stock and 22,500,000 shares of Class C common stock of the registrant outstanding on August 9, 2024.

i

Item 1. Financial Statements

VERDE CLEAN FUELS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$23,209,901	$28,779,177
Accounts receivable – other	644,194	-
Restricted cash	100,000	100,000
Prepaid expenses	1,012,989	373,324
Total current assets	24,967,084	29,252,501

Non-current assets:
Security deposits	160,669	160,669
Property, plant and equipment, net	405,311	62,505
Operating lease right-of-use assets, net	377,362	524,813
Intellectual patented technology	1,925,151	1,925,151
Total non-current assets	2,868,493	2,673,138
Total assets	$27,835,577	$31,925,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$211,986	$184,343
Accrued liabilities	2,816,869	1,976,812
Operating lease liabilities – current portion	287,289	297,380
Other current liabilities	24,977	-
Total current liabilities	3,341,121	2,458,535

Non-current liabilities:
Promissory note – related party	-	409,612
Operating lease liabilities	108,989	232,162
Total non-current liabilities	108,989	641,774
Total liabilities	3,450,110	3,100,309
Commitments and Contingencies (see Note 5)

Stockholders’ equity
Class A common stock, par value $0.0001 per share, 9,549,621 and 9,387,836 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	955	939
Class C common stock, par value $0.0001 per share, 22,500,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2,250	2,250
Additional paid in capital	36,050,663	35,014,836
Accumulated deficit	(25,598,808)	(23,922,730)
Noncontrolling interest	13,930,407	17,730,035
Total stockholders’ equity	24,385,467	28,825,330
Total liabilities and stockholders’ equity	$27,835,577	$31,925,639

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VERDE CLEAN FUELS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative expenses	$2,988,774	$2,457,882	$5,778,150	$6,723,522
Contingent consideration	-	-	-	(1,299,000)
Research and development expenses	173,020	85,812	258,855	168,474
Total operating loss	3,161,794	2,543,694	6,037,005	5,592,996

Other (income)	(316,208)	(94,887)	(662,336)	(94,887)
Interest expense	-	101,443	-	169,268
Loss before income taxes	(2,845,586)	(2,550,250)	(5,374,669)	(5,667,377)
Income tax (benefit)	(13,866)	-	(13,866)	-
Net loss	$(2,831,720)	$(2,550,250)	$(5,360,803)	$(5,667,377)
Net loss attributable to noncontrolling interest	$(1,928,013)	$(1,801,103)	$(3,684,725)	$(4,343,770)
Net loss attributable to Verde Clean Fuels, Inc.	$(903,707)	$(749,147)	$(1,676,078)	$(1,323,607)

Earnings per share
Weighted average Class A common stock outstanding, basic and diluted	6,297,162	6,130,487	6,235,439	6,127,383
Loss per Share of Class A common stock	$(0.14)	$(0.12)	$(0.27)	$(0.22)

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VERDE CLEAN FUELS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Statement of Stockholders’ Equity for the Three Months Ended June 30, 2024

	Class A Common		Class C Common		Additional Paid In	Accumulated	Non controlling	Total Stockholders’
	Shares	Values	Shares	Values	Capital	Deficit	Interest	Equity
Balance – March 31, 2024	9,428,797	$943	22,500,000	$2,250	$35,673,145	$(24,695,101)	$15,973,323	$26,954,560
Conversion of restricted stock units	120,824	12	-	-	(12)	-	-	-
Stock-based compensation	-	-	-	-	262,627	-	-	262,627
Rebalancing of ownership percentage for issuance of Class A shares	-	-	-	-	114,903	-	(114,903)	-
Net loss	-	-	-	-	-	(903,707)	(1,928,013)	(2,831,720)
Balance – June 30, 2024	9,549,621	$955	22,500,000	$2,250	$36,050,663	$(25,598,808)	$13,930,407	$24,385,467

Statement of Stockholders’ Equity for the Three Months Ended June 30, 2023

	Class A Common		Class C Common		Additional Paid In	Accumulated	Non controlling	Total Stockholders’
	Shares	Values	Shares	Values	Capital	Deficit	Interest	Equity
Balance – March 31, 2023	9,358,620	$936	22,500,000	$2,250	$33,924,078	$(21,753,603)	$22,945,057	$35,118,718
Stock-based compensation	-	-	-	-	200,264	-	-	200,264
Warrant exercise	29,216	3	-	-	335,981	-	-	335,984
Net loss	-	-	-	-	-	(749,147)	(1,801,103)	(2,550,250)
Balance – June 30, 2023	9,387,836	$939	22,500,000	$2,250	$34,460,323	$(22,502,750)	$21,143,954	$33,104,716

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VERDE CLEAN FUELS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Statement of Stockholders’ Equity for the Six Months Ended June 30, 2024

	Class A Common		Class C Common		Additional Paid In	Accumulated	Non controlling	Total Stockholders’
	Shares	Values	Shares	Values	Capital	Deficit	Interest	Equity
Balance – December 31, 2023	9,387,836	$939	22,500,000	$2,250	$35,014,836	$(23,922,730)	$17,730,035	$28,825,330
Related party promissory note settlement	40,961	4	-	-	409,608	-	-	409,612
Conversion of restricted stock units	120,824	12	-	-	(12)	-	-	-
Stock-based compensation	-	-	-	-	511,328	-	-	511,328
Rebalancing of ownership percentage for issuance of Class A shares	-	-	-	-	114,903	-	(114,903)	-
Net loss	-	-	-	-	-	(1,676,078)	(3,684,725)	(5,360,803)
Balance – June 30, 2024	9,549,621	$955	22,500,000	$2,250	$36,050,663	$(25,598,808)	$13,930,407	$24,385,467

Statement of Stockholders’ Equity for the Six Months Ended June 30, 2023

	Member’s	Class A Common		Class C Common		Additional Paid In	Accumulated	Non controlling	Total Stockholders’
	Equity	Shares	Values	Shares	Values	Capital	Deficit	Interest	Equity
Balance – December 31, 2022	$12,775,901	-	$-	-	$-	$-	$(11,672,536)	$-	$1,103,365
Retroactive application of recapitalization	-	-	936	-	2,573	(3,509)	-	-	-
Adjusted beginning balance	12,775,901	-	936	-	2,573	(3,509)	(11,672,536)	-	1,103,365
Reversal of Intermediate original equity	(12,775,901)	-	(936)	-	(2,573)	3,509	11,672,536	-	(1,103,365)
Recapitalization transaction	-	9,358,620	936	22,500,000	2,250	15,391,286	(4,793,143)	25,487,724	36,089,053
Class A Sponsor earn out shares	-	-	-	-	-	5,792,000	(5,792,000)	-	-
Class C Sponsor earn out shares	-	-	-	-	-	10,594,000	(10,594,000)	-	-
Stock-based compensation	-	-	-	-	-	2,347,056	-	-	2,347,056
Warrant Exercise	-	29,216	3	-	-	335,981	-	-	335,984
Net loss	-	-	-	-	-	-	(1,323,607)	(4,343,770)	(5,667,377)
Balance – June 30, 2023	$-	9,387,836	$939	22,500,000	$2,250	$34,460,323	$(22,502,750)	$21,143,954	$33,104,716

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VERDE CLEAN FUELS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,360,803)	$(5,667,377)
Adjustments to reconcile net loss to net cash used in operating activities
Contingent consideration	-	(1,299,000)
Depreciation	6,206	1,160
Share-based compensation expense	511,328	2,347,056
Finance lease amortization	-	91,155
Amortization of right-of-use assets	147,451	114,006
Changes in operating assets and liabilities
Prepaid expenses	(639,665)	(1,001,239)
Accounts payable	8,119	574,451
Accrued liabilities	418,676	152,102
Operating lease liabilities	(133,264)	(114,006)
Other changes in operating assets and liabilities	24,976	-
Net cash used in operating activities	(5,016,976)	(4,801,692)

Cash flows from investing activities:
Purchases of property, plant and equipment	(552,300)	-
Net cash used in investing activities	(552,300)	-

Cash flows from financing activities:
PIPE proceeds	-	32,000,000
Cash received from Trust	-	19,031,516
Transaction expenses	-	(10,043,793)
BCF Holdings capital repayment	-	(3,750,000)
Repayments of notes payable - insurance premium financing	-	(7,444)
Repayments of the principal portion of finance lease liabilities	-	(31,561)
Warrant exercises	-	335,984
Deferred financing costs	-	(22,570)
Net cash provided by financing activities	-	37,512,132

Net change in cash, cash equivalents and restricted cash	(5,569,276)	32,710,440
Cash, cash equivalents and restricted cash, beginning of year	28,879,177	463,475
CENAQ operating cash balance acquired	-	91,454
Cash, cash equivalents and restricted cash, end of period	$23,309,901	$33,265,369

Supplemental cash flows:
Non-cash income tax payable and deferred tax liability obtained from CENAQ	$-	$312,446
Non-cash impact of debt issuance through the business combination	-	409,279
Capital expenditures in accounts payable and accrued expenses (at period end)	421,381	-
Accounts receivable for reimbursement of capital expenditures (at period end)	624,670	-

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VERDE CLEAN FUELS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Verde Clean Fuels, Inc. (the “Company”, “Verde” and “Verde Clean Fuels”) is a renewable energy company specializing in the conversion of synthesis gas, or syngas, derived from diverse feedstocks, such as biomass or natural gas and other feedstocks, into liquid hydrocarbons, primarily gasoline, through an innovative and proprietary liquid fuels technology, the STG+® process. Through Verde Clean Fuels’ STG+® process, Verde Clean Fuels converts syngas into Reformulated Blend-stock for Oxygenate Blending (“RBOB”) gasoline. Verde Clean Fuels is focused on the development of technology and commercial facilities aimed at turning waste and other feedstocks into a usable stream of syngas, which is then transformed into a single finished fuel, such as gasoline, that does not require any additional refining steps.

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

Following the completion of the Business Combination, the combined company is organized under an umbrella partnership C corporation (“Up-C”) structure and the direct assets of the Company consists of equity interests in OpCo, whose direct assets consists of equity interests in Intermediate. Immediately following the Business Combination, Verde Clean Fuels is the sole manager of and controls OpCo.

Prior to the Business Combination, and up to the Closing Date, Verde Clean Fuels, previously CENAQ Energy Corp., was a special purpose acquisition company (“SPAC”) incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed on March 28, 2024 and are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. The results of operations for an interim period may not give a true indication of results for a full year.

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

In April 2024, the Treasury and the Internal Revenue Service (the “IRS”) released proposed regulations that detail the kinds of transactions that are and are not subject to the new excise tax as well as give procedural guidance on how and when companies should pay the tax. Final regulations providing procedural guidance have been issued, however final regulations regarding the excise tax computation have not yet been issued.

In connection with the Business Combination, the Company incurred an excise tax of $1.6 million based on the redemption of $158.9 million at the request of the Common A shareholders. The excise tax is expected to be paid in the fourth quarter of 2024. The excise tax is recorded within accrued liabilities on the unaudited consolidated balance sheets. Other than the 1% excise tax, the IR Act has not had a material impact on the Company’s consolidated financial statements.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2024 and December 31, 2023, the Company had cash equivalents of $21,273,924 and $26,155,789, respectively, which were comprised of funds held in a short-term money market fund having investments in high-quality short-term securities that are issued or guaranteed by the U.S. government or by U.S. government agencies and instrumentalities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation (“FDIC”) limit of $250,000. Additionally, the majority of the Company’s cash balances are held in a short-term money market fund that is not guaranteed by the FDIC. As of June 30, 2024 and December 31, 2023, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Accounts Receivable – Other

Accounts receivable – other consists of amounts to be reimbursed to the Company from Cottonmouth Ventures LLC (“Cottonmouth”) in connection with the terms of the joint development agreement (“JDA”) between the Company and Cottonmouth. See Notes 6 and 11 for further information. In accordance with Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, the Company’s accounts receivable are required to be presented at the net amount expected to be collected through an allowance for credit losses that are expected to occur over the life of the remaining life of the asset, rather than incurred losses. The Company considers the amounts due from Cottonmouth to be fully collectible and, accordingly, there was no allowance for credit losses recorded by the Company as of June 30, 2024.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. The fair values of cash, restricted cash, cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses are estimated to approximate their respective carrying values as of June 30, 2024 and December 31, 2023 due to the short-term maturities of such instruments.

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

Antidilutive instruments, including outstanding warrants, stock options, certain restricted stock units (“RSUs”) and earn out shares, were excluded from diluted earnings per share for the three and six months ended June 30, 2024 and June 30, 2023 because the inclusion of such instruments would be anti-dilutive. As a result, diluted net loss per common stock is the same as basic net loss per common stock for all periods presented.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and the applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The Company’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period-end date while the warrants are outstanding.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. The Company has elected to use the outside basis approach to measure the deferred tax assets or liabilities based on its investment in its subsidiaries without regard to the underlying assets or liabilities.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Directly identifiable costs incurred in connection with constructing an asset are capitalized to the extent that the construction project is probable of occurring. Depreciation expense is not recorded for construction in progress assets until construction is completed and the assets are placed into service. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the accompanying statements of operations in the period realized.

Accrued Liabilities

Accrued liabilities consist of the following:

	As of June 30, 2024	As of December 31, 2023
Accrued bonuses	$118,000	$-
Accrued construction in progress assets	421,381	-
Accrued legal fees	446,536	237,839
Accrued professional fees	211,377	143,900
Excise tax payable	1,587,975	1,587,975
Other accrued expenses	31,600	7,098
Total accrued liabilities	$2,816,869	$1,976,812

Leases

The Company accounts for leases under ASU 842, “Leases” (“ASC 842)”. The core principle of ASC 842 is that a lessee should recognize the assets and liabilities that arise from leases by recognizing in the consolidated balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset (“ROU asset”) representing the lessee’s right to use the underlying asset for the lease term. In accordance with the guidance of ASC 842, leases are classified as finance or operating leases, and both types of leases are recognized on the consolidated balance sheet.

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

Impairment of Indefinite-Lived Intangible Assets

The Company’s intangible asset consists of its intellectual property and patented technology and is considered an indefinite lived intangible and is not subject to amortization. As of June 30, 2024 and December 31, 2023, the gross and carrying amount of this intangible asset was $1,925,151.

A qualitative assessment of indefinite-lived intangible assets is performed in order to determine whether further impairment testing is necessary. In performing this analysis, macroeconomic, industry and market conditions are considered in addition to current and forecasted financial performance, entity-specific events and changes in the composition or carrying amount of net assets.

During the three and six months ended June 30, 2024 and 2023, the Company did not record any impairment charges.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. During the three and six months ended June 30, 2024 and 2023, the Company did not record any impairment charges.

Emerging Growth Company Accounting Election

The Company is an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Additionally, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. The Company expects to be an emerging growth company through 2026. Prior to the Business Combination, CENAQ elected to irrevocably opt out of the extended transition period, which means that when a financial accounting standard is issued or revised and it has different application dates for public or private companies, the Company will adopt the new or revised standard when those standards are effective for public registrants.

Equity-Based Compensation

The Company applies ASC 718, “Compensation — Stock Compensation” (“ASC 718”), in accounting for unit-based compensation to employees.

Unit-Based Compensation

Service-based unit compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. Performance-based unit compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is expensed over the requisite service period, based on the probability of achieving the performance goal, with changes in expectations recognized as an adjustment to earnings in the period of the change. If the performance goal is not met, no unit-based compensation expense is recognized and any previously recognized unit-based compensation expense is reversed. Forfeitures of service-based and performance-based units are recognized upon the time of occurrence.

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

In connection with the close of the Business Combination, the Company accelerated the unvested service and performance-based units and recorded share-based payment expense within general and administrative expense of $2,146,792 during the six months ended June 30, 2023. Performance conditions for the performance-based Founder Incentive Units had not and were unlikely to be met as of June 30, 2024. As such, no share-based compensation cost was recorded for these units.

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

The Business Combination closed on February 15, 2023, and therefore the contingent consideration arrangement was terminated and no payments were made. Thus, $1,299,000 of accrued contingent consideration was reversed through earnings during the three and six months ended June 30, 2023. No contingent consideration was recorded during the three and six months ended June 30, 2024.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 enhances segment reporting under Topic 280 by expanding the breadth and frequency of segment disclosures. ASU 2023-07 requires disclosure of significant expenses that are regularly provided to an entity’s CODM and included in the reported measure(s) of a segment’s profit or loss. When applying this disclosure requirement, an entity identifies the segment expenses that are regularly provided to the CODM or easily computable from information that is regularly provided to the CODM. Entities are also required to disclose other segment items, i.e., the difference between reported segment revenue less the significant segment expenses and the reported measure(s) of a segment’s profit or loss. ASU 2023-07 also clarifies that single reportable segment entities are subject to Topic 280 in its entirety. ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The amendments in ASU 2023-07 should be adopted retrospectively unless impracticable. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2023-07 will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires public entities, on an annual basis, to provide: a tabular rate reconciliation (using both percentages and reporting currency amounts) of (1) the reported income tax expense (or benefit) from continuing operations, to (2) the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal (national) income tax rate of the jurisdiction (country) of domicile using specific categories, and separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold. For each annual period presented, ASU 2023-09 also requires all reporting entities to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign. It also requires additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). ASU 2023-09 is effective for public entities for fiscal years beginning after December 15, 2024. ASU 2023-09 is to be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2023-09 will have on its consolidated financial statements.

The Company considers the applicability and impact of all ASUs issued by the FASB. There are no other accounting pronouncements which have been issued but are not yet effective that would have a material impact on the consolidated financial statements when adopted.

NOTE 3 – BUSINESS COMBINATION

Prior to the Business Combination, and up to the Closing Date, Verde Clean Fuels, previously CENAQ Energy Corp., was a SPAC incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

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

Pursuant to ASC 805, “Business Combinations” (“ASC 805”), the Business Combination was accounted for as a common control reverse recapitalization where Intermediate is deemed the accounting acquirer and the Company is treated as the accounting acquiree, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Intermediate issuing stock for the net assets of CENAQ, accompanied by a recapitalization. The Business Combination is not treated as a change in control of Intermediate. This determination reflects Holdings holding a majority of the voting power of Verde Clean Fuels, Intermediate’s Pre-Business Combination operations being the majority post-Business Combination operations of Verde Clean Fuels, and Intermediate’s management team retaining similar roles at Verde Clean Fuels. Further, Holdings continues to have control of the Board of Directors through its majority voting rights. Under ASC 805, the assets, liabilities, and noncontrolling interests of Intermediate are recognized at their respective carrying amounts on the date of the Business Combination.

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

Total proceeds raised from the business combination were $37,329,178, consisting of $32,000,000 in PIPE Financing proceeds, $19,031,516 from the CENAQ trust, and $91,454 from the CENAQ operating account, offset by $10,043,793 in transaction expenses that were recorded as a reduction to additional paid-in capital and offset by a $3,750,000 capital repayment to Holdings.

NOTE 4 – RELATED PARTY TRANSACTIONS

Promissory Note

ASC 850, “Related Party Disclosures” (“ASC 850”) provides guidance for the identification of related parties and disclosure of related party transactions. On February 15, 2023, the Company entered into a new promissory note with the Sponsor totaling $409,612 (the “New Promissory Note”). The New Promissory Note canceled and superseded all prior promissory notes. The New Promissory Note was non-interest bearing and the entire principal balance of the New Promissory Note was payable on or before February 15, 2024 in cash or shares at the Company’s election. On February 15, 2024, the Company settled the New Promissory Note through the issuance of shares of its Class A common stock at a conversion price of $10.00 per share. As a result, during the six months ended June 30, 2024, the Company issued 40,961 shares of its Class A common stock and recorded an increase to additional paid-in capital of $409,608.

Holdings

The Company has a related party relationship with Holdings whereby Holdings holds a majority ownership in the Company via voting shares and has control of its Board of Directors. Further, Holdings possesses 3,500,000 earn out shares.

On June 3, 2024, the Company entered into a contract for a front-end engineering and design (“FEED”) study with Chemex Global, LLC (“Chemex”), a Shaw Group company (“Shaw Group”). On June 5, 2024, the parent organization of Holdings, through a separate subsidiary, made an unrelated preferred equity investment in Shaw Group and, in connection with the investment, Jonathan Siegler (a Company director) was appointed as a director of Shaw Group. Costs incurred for the FEED study as of June 30, 2024 were $0.3 million, net of reimbursement from Cottonmouth, and are recorded to Construction in Progress within Property, Plant and Equipment, Net on the Company’s consolidated balance sheet. See Notes 6 and 11 for further information.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Leases

The Company determines if an arrangement is, or contains, a lease at inception based on whether that contract conveys the right to control the use of an identified asset in exchange for consideration for a period of time. Leases are classified as either finance or operating. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. For all lease arrangements with a term of greater than 12 months, the Company presents at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a ROU asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

The Company leases office space and other office equipment under operating lease arrangements with initial terms greater than twelve months. The office lease in Hillsborough, New Jersey was extended until 2025. In August 2023, the Company entered into a 40-month office lease in Houston, Texas commencing in November 2023. Office space is leased to provide adequate workspace for all employees.

In February 2023, the Company commenced a 25-year land lease in Maricopa, Arizona with the intent of building a renewable gasoline processing facility. On the commencement date, the present value of the minimum lease payments exceeded the fair value of the land, and, accordingly, the lease was classified as a finance lease. On August 31, 2023, the Company terminated the land lease in Maricopa, Arizona. In connection with the termination, the Company incurred a termination fee of three months’ base rent. The termination was effective four months after the termination notice; thus, the Company had a continued right-of-use and obligation to make rental payments for use of the land through December 31, 2023. The Company accounted for the termination with a continued right-of-use as a lease modification resulting in a reclassification of the lease from finance to operating as of the lease modification date. Accordingly, the Company incurred finance lease costs up to the modification date and operating lease costs subsequent to the modification until lease termination. The Company exited the lease as of December 31, 2023.

Lease costs for the Company’s operating and finance leases are presented below.

	Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2024	2023	2024	2023
Operating lease cost	General and administrative expense	$84,104	$63,045	$163,909	$123,224
Variable lease cost	General and administrative expense	34,599	38,861	73,460	74,008
Total operating lease cost		$118,703	$101,906	$237,369	$197,232

Amortization of finance lease ROU asset	General and administrative expense	$-	$54,693	$-	$91,155
Interest on finance lease liability	Interest expense	-	101,443	-	169,268
Total finance lease cost		$-	$156,136	$-	$260,423

Total lease cost		$118,703	$258,042	$237,369	$457,655

Supplemental information related to the Company’s operating and finance lease arrangements was as follows:

	Six Months Ended June 30,
Operating lease – supplemental information	2024	2023
ROU assets obtained in exchange for operating lease	$353,162	$209,164
Remaining lease term – operating lease	18.6 months	10 months
Discount rate – operating lease	7.50%	7.50%

	Six Months Ended June 30
Finance lease – supplemental information	2024	2023
ROU assets	$-	$5,378,154
Remaining lease term – finance lease	-	24.64 years
Discount rate – finance lease	-	7.50%

Contingencies

The Company is not party to any litigation.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment are as follows:

	As of June 30, 2024	As of December 31, 2023
Computers, office equipment and hardware	$28,517	$16,956
Furniture and fixtures	47,256	47,256
Machinery and equipment	43,799	43,799
Construction in progress	336,877	-

Property, plant and equipment	456,449	108,011
Less: accumulated depreciation	51,138	45,506

Property, plant and equipment, net	$405,311	$62,505

The construction in progress balance is comprised of capitalized FEED costs, net of reimbursements to be received from Cottonmouth in accordance with the JDA. The construction in progress balance as of June 30, 2024 is comprised of capitalized FEED costs of $961,547 and is net of $624,670 of cost reimbursements to be received from Cottonmouth. See Note 11 for further information.

NOTE 7 – STOCKHOLDERS’ EQUITY

Stock Options

On April 25, 2023, the Company granted stock options to certain employees and officers and granted RSUs to non-employee directors, consistent with the terms of the 2023 Plan. On May 29, 2024, the Company awarded an additional 1,783,623 stock options, of which 1,343,061 were granted to certain employees and officers and 440,562 were granted to non-employee directors, consistent with the terms of the 2023 Plan.

Stock options represent the contingent right of award holders to purchase shares of the Company’s common stock at a stated price for a limited time. The stock options granted in 2024 have an exercise price of $5.99 per share and will expire 7 years from the date of grant. Stock options granted to employees and officers will vest at a rate of 25% on each of the first, second, third and fourth anniversaries of the date of grant, subject to continued service through the vesting dates. Stock options granted to non-employee directors will vest one year from the date of grant, subject to continued service through the vesting date.

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

The fair value of stock options granted in 2024 were determined using the following assumptions as of the grant date:

Risk-free interest rate	4.6%
Expected term	3.5 years
Volatility	50%
Dividend yield	Zero
Discount for lack of marketability – employee and officer awards	19%
Discount for lack of marketability – non-employee director awards	14%

The table below presents activity related to stock options during the six months ended June 30, 2024:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2023	1,236,016	$11.00	6.3
Granted	1,783,623	5.99	7.0
Exercised	-	-	-
Forfeited / expired	-	-	-
Outstanding as of June 30, 2024	3,019,639	8.04	6.5
Unvested as of June 30, 2024	2,710,637	7.70	6.5
Exercisable as of June 30, 2024	-	-	-

The grant-date fair value of stock options granted in 2024 was $1.39 per share for options granted to employees and officers and $1.48 per share for options granted to non-employee directors. As of June 30, 2024, there were 2,579,077 options granted to employees and officers outstanding, of which 2,270,075 were unvested, and 440,562 options granted to non-employee directors outstanding, all of which were unvested.

Restricted Stock Units

In April 2023, the Company granted 141,656 RSUs to non-employee directors. RSUs represent an unsecured right to receive one share of the Company’s common stock equal to the value of the common stock on the settlement date. RSUs have a zero-exercise price and vest over time in whole after the first anniversary of the date of grant subject to continuous service through the vesting date.

In April 2024, all 141,656 of RSUs outstanding were vested. Of these vested RSUs, 120,824 were converted into an equal number of shares of the Company’s Class A common stock, and the remaining 20,832 remain outstanding as of June 30, 2024, as the director elected to defer receipt.

NOTE 8 – WARRANTS

There were 15,383,263 warrants outstanding as of June 30, 2024. Each warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the Business Combination. However, no warrants will be exercisable for cash unless there is an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Class A common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of Class A common stock for the 5 trading days ending on the trading day prior to the date of exercise. The warrants will expire on the fifth anniversary of our completion of an initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Warrants were exercised on various dates during the three and six months ended June 30, 2023, whereby the total number of warrants exercised was 29,216, resulting in the issuance of 29,216 shares of the Company’s Class A common stock. The Company received cash of $335,984 related to the warrant exercises during the three and six months ended June 30, 2023.

No warrants were exercised during the three and six months ended June 30, 2024.

NOTE 9 – INCOME TAX

As of June 30, 2024, Verde Clean Fuels, Inc. holds 29.80% of the economic interest in OpCo, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, OpCo generally is not subject to U.S. federal income tax under current U.S. tax laws. Verde Clean Fuels, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of OpCo.

Intermediate was historically and remains a disregarded subsidiary of a partnership for U.S. Federal income tax purposes. As a direct result of the Business Combination, OpCo became the sole member of Intermediate. As such, OpCo’s distributive share of any net taxable income or loss and any related tax credits of Intermediate are then distributed to the Company.

The Company’s effective tax rate was 0% for both the three and six months ended June 30, 2024, respectively, and was 0% for both the three and six months ended June 30, 2023. The effective income tax rates for each period differed significantly from the statutory rate primarily due to the losses allocated to noncontrolling interests and the recognition of a valuation allowance as a result of the Company’s new tax structure.

The Company has assessed the realizability of its net deferred tax assets and that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has maintained a full valuation allowance against its deferred tax assets as of June 30, 2024, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

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

As of June 30, 2024, the Company did not have a tax receivable balance.

NOTE 10 – LOSS PER SHARE

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

	Three Months Ended June 30,
	2024	2023
Net loss attributable to Verde Clean Fuels, Inc.	$(903,707)	$(749,147)
Basic weighted-average shares outstanding	6,297,162	6,130,487
Dilutive effect of share-based awards	-	-
Diluted weighted-average shares outstanding	6,297,162	6,130,487
Basic loss per share	$(0.14)	$(0.12)
Diluted loss per share	$(0.14)	$(0.12)

	Six Months Ended June 30,
	2024	2023
Net loss attributable to Verde Clean Fuels, Inc.	$(1,676,078)	$(1,323,607)
Basic weighted-average shares outstanding	6,235,439	6,127,383
Dilutive effect of share-based awards	-	-
Diluted weighted-average shares outstanding	6,235,439	6,127,383
Basic loss per share	$(0.27)	$(0.22)
Diluted loss per share	$(0.27)	$(0.22)

The Company’s warrants, earnout shares and stock options could have the most significant impact on diluted shares should the instruments represent dilutive instruments. However, securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.

The following amounts were not included in the calculation of net income per diluted share for all periods presented because their effects were anti-dilutive:

	As of June 30,
	2024	2023
Warrants	15,383,263	15,383,263
Earnout Shares (1)	3,234,375	3,234,375
Convertible debt	-	40,928
Stock options	3,019,639	1,236,016
Time based RSUs (2)	-	141,656
Total anti-dilutive instruments	21,637,277	20,036,238

(1)	Excludes 3,500,000 Class C earnout shares convertible into Class A common shares. Class C common shares are not participating securities; thus, the application of the two-class method is not required.
(2)	Excludes 20,832 of vested and deferred RSUs outstanding as of June 30, 2024. Such shares are included within weighted-average shares outstanding for the computation of basic and diluted loss per share. See Note 7 for further information.

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

Following the completion of the Business Combination, the ownership interests of the Class A common stockholders and the NCI were 29.38% and 70.62%, respectively. As of June 30, 2024, the ownership interests of the Class A common stockholders and the NCI were 29.80% and 70.20%, respectively. The change in ownership interests was due to warrant exercises during the three months ended June 30, 2023 that resulted in the issuance of an additional 29,216 shares of Class A common stock, the settlement of the related party New Promissory Note during the three months ended March 31, 2024 that resulted in the issuance of an additional 40,961 Class A common stock and the issuance of 120,824 shares of Class A common stock as a result of RSUs vesting during the three months ended June 30, 2024. See Notes 4, 7 and 8 for further information. The NCI may further decrease according to the number of shares of Class C common stock and Verde Clean Fuels OpCo LLC Class C units that are exchanged for shares of Class A common stock or due to the issuance of additional Class A common stock.

As a result of these exchanges, the Company’s equity attributable to the NCI and the Class A common shareholders was rebalanced to reflect the change in ownership percentage, as calculated based on the respective ownership interests of the combined equity interests.

NOTE 11 – JOINT DEVELOPMENT AGREEMENT

On February 6, 2024, the Company and Cottonmouth, a subsidiary of Diamondback Energy (“Diamondback”), entered into a JDA for the proposed development, construction, and operation of a facility to produce commodity-grade gasoline using natural gas feedstock supplied from Diamondback’s operations in the Permian Basin.

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

On June 4, 2024, the Company announced that it had selected Chemex as the contractor to spearhead the FEED phase of the JDA. With the selection of Chemex, FEED work commenced and is expected to be completed in early 2025. In connection with entering into the JDA and commencement of the FEED, the Company began to incur development costs with respect to the project. Under the terms of the JDA, 65% of the approved development costs incurred by the Company (which includes the FEED costs) are reimbursed by Cottonmouth. See Note 6 for further information.

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

Overview

Formation

On July 29, 2020, Green Energy Partners, Inc. (“GEP”), formed by the Chief Executive Officer of Bluescape Clean Fuels Intermediate Holdings, LLC, a Delaware limited liability company (“Intermediate”), and an additional individual (the “Founders”), entered into an asset purchase agreement with Primus Green Energy, Inc. (“Primus”) to purchase the assets of Primus. The assets under the asset purchase agreement included a demonstration facility, a laboratory, office space and intellectual property including the patented STG+® process technology.

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

The Transactions

On February 15, 2023 (the “Closing Date” or “Closing”), the Company finalized a business combination (the “Business Combination”) pursuant to that certain business combination agreement, dated as of August 12, 2022 (“Business Combination Agreement”) by and among CENAQ Energy Corp. (“CENAQ”), Verde Clean Fuels OpCo, LLC, a Delaware limited liability company and a wholly owned subsidiary of CENAQ (“OpCo”), Bluescape Clean Fuels Holdings, LLC, a Delaware limited liability company (“Holdings”), Intermediate and CENAQ Sponsor LLC (“Sponsor”). Immediately upon the completion of the Business Combination, CENAQ was renamed to Verde Clean Fuels, Inc. The Business Combination is discussed further in Note 3 in the accompanying unaudited consolidated financial statements.

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

The Business Combination was accounted for as a common control reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Business Combination was not a change in control of Intermediate. This determination reflects Holdings holding a majority of the voting power of Verde Clean Fuels, Intermediate’s pre-Business Combination operations being the majority post-Business Combination operations of Verde Clean Fuels, and Intermediate’s management team retaining similar roles at Verde Clean Fuels. Further, Holdings continues to have control of the Company’s Board of Directors through its majority voting rights.

Under the guidance in Accounting Standards Codification (“ASC”) 805 “Business Combinations” (“ASC 805”), for transactions between entities under common control, the assets, liabilities, and noncontrolling interests of CENAQ and Intermediate are recognized at their carrying amounts on the date of the Business Combination. Under this method of accounting, CENAQ will be treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Intermediate issuing stock for the net assets of CENAQ, accompanied by a recapitalization.

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

We are a development-stage renewable energy company specializing in the conversion of synthesis gas, or syngas, derived from diverse feedstocks, such as biomass or natural gas (including renewable natural gas) and other feedstocks, into liquid hydrocarbons, primarily gasoline, through an innovative and proprietary liquid fuels technology, the STG+® process. Through Verde Clean Fuels’ STG+® process, Verde Clean Fuels converts syngas into reformulated blend-stock for oxygenate blending (“RBOB”) gasoline. Verde Clean Fuels is focused on the development of technology and commercial facilities aimed at turning waste and other feedstocks into a usable stream of syngas which is then transformed into a single finished fuel, such as gasoline, without any additional refining steps. The availability of disadvantaged, stranded or flared natural gas and the economic and environmental drivers that demand a beneficial use of this resource could create opportunities for Verde to deploy our STG+® process in multiple producing basins.

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

Over $110 million has been invested in our technology, including our demonstration facility in New Jersey, which has completed over 10,500 hours of operation producing gasoline or methanol. Our demonstration facility represents the scalable nature of our operational modular commercial design which has fully integrated reactors and recycle lines and is designed with key variables, like gas velocity and catalyst bed length, at a 1-to-1 scale with our commercial design. We have also participated in carbon lifecycle studies to validate the scoring of carbon intensity, which we define as the quantity of greenhouse gas emissions associated with producing, distributing, and consuming a fuel, per unit of fuel energy (“CI”) and reduced lifecycle emissions (the greenhouse gas emissions associated with the production, distribution, and consumption of a fuel) of our renewable gasoline as well as fuel, blending and engine testing to validate the specification and performance of our gasoline product. Our carbon intensity score is based on an analysis styled after the Department of Energy’s Greenhouse gases Regulated Emissions, and Energy use in Technologies life-cycle analysis. We believe our renewable gasoline, when paired with carbon capture and sequestration, exhibits a significant lifecycle carbon emissions reduction compared to traditional petroleum-based gasoline. As a result, we believe our gasoline produced from renewable feedstock, such as biomass, will qualify under the federal renewable fuel standard (“RFS”) program for the D3 renewable identification number, which could have significant value. Similarly, gasoline produced from our process may also qualify for various state carbon programs, including California’s low carbon fuel standard. Unlike many other gas-to-liquids technologies, not only can our STG+® process produce renewable gasoline from syngas, but we expect it will be able to be applied at other production facilities to produce other end products including methanol. In addition to our initial focus on the production of renewable gasoline, we believe that there is opportunity to continue to develop additional process technology to produce middle distillates including lower-carbon diesel and aviation fuel. As with other government programs, the use requirements of the RFS program and other similar state-level programs are subject to change, which could materially harm our business strategy as well as any ability to operate profitably.

As of June 30, 2024, the Company is still in the process of developing its first commercial production facility and has not derived revenue from its principal business activities. The Company is managed as an integrated business and consequently, there is only one reportable segment.

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

On June 4, 2024, we announced the selection of Chemex Global, LLC (Chemex”) as the contractor to spearhead the pre-front-end engineering and design (“FEED”) phase of the JDA. With the selection of Chemex, FEED work commenced and is expected to be completed in early 2025. In connection with entering into the JDA and the commencement of FEED, we began to incur development costs with respect to the project. Under the terms of the JDA, 65% of the approved development costs that we incur (which includes the FEED costs) are reimbursed by Cottonmouth. Upon FEED completion and reaching FID, it is anticipated that engineering, procurement and construction work will then commence, with the goal to complete construction in 2027.

In August 2023, we announced a non-binding carbon dioxide management agreement (“CDMA”) with Carbon TerraVault JV HoldCo, LLC, a carbon management partnership focused on carbon capture and sequestration development formed between Carbon TerraVault, a subsidiary of California Resources Corporation (“CRC”), and Brookfield Renewable. The CDMA was subsequently amended in December 2023 to extend the term to the earlier of entry into a binding transaction or December 31, 2024. Under the terms of the non-binding agreement, the Company would construct a new renewable gasoline production facility at CRC’s existing Net Zero Industrial Park in Kern County, California, to capture carbon dioxide and produce renewable gasoline from biomass and other agricultural waste feedstock to help support the further decarbonization of California’s economy and its transportation sector. It is anticipated that the project could produce up to 7 million gallons per year of renewable gasoline for use as transportation fuel.

In addition to the above, we have additional potential production facility development opportunities in early-stage due diligence. We have identified opportunities to produce gasoline from natural gas in other pipeline-constrained production areas as well as opportunities to produce renewable gasoline from biomass in locations with access to suitable feedstock, carbon sequestration, and markets. We believe the number of identified and planned potential production facilities bode well for our potential growth.

Successful Implementation of the first commercial facility

A critical step in our business strategy will be the successful construction and operation of the first commercial production facility using our patented STG+® technology. We believe that the first commercial production facility could be operational as early as 2027.

Protection and continuous development of our patented technology

Our ability to compete successfully will depend on our ability to protect, commercialize and further develop our proprietary process technology and commercial facilities in a timely manner, and in a manner technologically superior to and/or are less expensive than competing processes.

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

Expenses

General and Administrative Expense

General and administrative expenses consist of compensation costs including salaries, benefits and share-based compensation expense, for personnel in executive, finance, accounting and other administrative functions. General and administrative expenses also include legal fees, professional fees paid for accounting, auditing and consulting services, and insurance costs. Following the Business Combination, we incurred and expect to continue to incur higher general and administrative expenses for public company costs such as compliance with the regulations of the SEC and the Nasdaq Capital Market.

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

Contingent consideration

Prior to the Business Combination, we had an arrangement payable to our Chief Executive Officer (“CEO”) and a consultant whereby a contingent payment would become payable if certain return on investment hurdles were met within five years of an asset purchase arrangement. The contingent consideration was forfeited when we closed on the Business Combination.

Other Income

Other income primarily consists of interest and dividend income earned on the Company’s cash and cash equivalents balances.

Income Tax Effects

We hold 29.80% of the economic interest in OpCo, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, OpCo generally is not subject to U.S. federal income tax under current U.S. tax laws. We are subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to our distributive share of the net taxable income (loss) and any related tax credits of OpCo.

Intermediate was historically and remains a disregarded subsidiary of a partnership for U.S. Federal income tax purposes. As a direct result of the Business Combination, OpCo became the sole member of Intermediate. As such, OpCo’s distributive share of any net taxable income or loss and any related tax credits of Intermediate are then distributed to us.

Results of Operations

Comparison of the three months ended June 30, 2024 and June 30, 2023

	Three Months Ended June 30,
	2024	2023
General and administrative expenses	$2,988,774	$2,457,882
Research and development expenses	173,020	85,812
Total operating loss	3,161,794	2,543,694

Other (income)	(316,208)	(94,887)
Interest expense	-	101,443
Loss before income taxes	2,845,586	2,550,250
Income tax (benefit)	(13,866)	-
Net loss	$2,831,720	$2,550,250

General and Administrative

General and administrative expense increased approximately $0.5 million, or 22%, for the three months ended June 30, 2024 compared to the same period in 2023. The increase was primarily attributable to higher salaries and benefits of $0.3 million as a result of an increase in headcount and higher professional fees of $0.2 million, including legal and marketing fees.

Research and Development

R&D expense for the three months ended June 30, 2024 increased approximately $0.1 million, or 102% compared to the same period in 2023. The increase was primarily due to higher salaries and benefits expense as a result of an increase in headcount.

Other Income

The increase in other income of $0.2 million for the three months ended June 30, 2024 compared to the same period in 2023 was primarily attributable to interest and dividend income earned from our money market investment, which was approximately $21.3 million as of June 30, 2024.

Interest Expense

The $0.1 million decrease in interest expense during the three months ended June 30, 2024 compared to the same period in 2023 was attributable to our former land lease in Maricopa, Arizona, which was classified as a finance lease until the third quarter of 2023, at which time the lease was modified and reclassified to an operating lease. The lease was exited on December 31, 2023. See Note 5 in the accompanying unaudited consolidated financial statements for further information.

Income Taxes

The income tax benefit for the three months ended June 30, 2024 consisted of a refund received in connection with a previously paid income tax penalty. There was no provision for income taxes for the three months ended June 30, 2024 and 2023 due to a full valuation allowance that was recorded as of June 30, 2023, and maintained as of June 30, 2024.

Comparison of the six months ended June 30, 2024 and June 30, 2023

	Six Months Ended June 30,
	2024	2023
General and administrative expenses	$5,778,150	$6,723,522
Contingent consideration	-	(1,299,000)
Research and development expenses	258,855	168,474
Total operating loss	6,037,005	5,592,996

Other (income)	(662,336)	(94,887)
Interest expense	-	169,268
Loss before income taxes	5,374,669	5,667,377
Income tax (benefit)	(13,866)	-
Net loss	$5,360,803	$5,667,377

General and Administrative

General and administrative expense decreased approximately $0.9 million, or 14%, for the six months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily due to $2.1 million of shared-based compensation expense recorded in the six months ended June 30, 2023 associated with the accelerated vesting of all the outstanding series A incentive units and Founder incentive units as a result of the Business Combination. The decrease was partially offset by higher share-based compensation expense of $0.3 million associated with restricted stock units granted in April 2023 and stock options granted in April 2023 and May 2024, higher salaries and benefits expense of $0.5 million attributable to an increase in headcount and higher professional fees of $0.5 million.

Contingent Consideration

The $1.3 million change in contingent consideration for the six months ended June 30, 2024 compared to the same period in 2023 reflects the reversal during the six months ended June 30, 2023 of the remaining accrual made by Holdings for certain contingent payments due to a contractual forfeiture of the payments following the close of the Business Combination on February 15, 2023. See Note 2 in the accompanying unaudited consolidated financial statements for further information.

Research and Development

R&D expense for the six months ended June 30, 2024 increased approximately $0.1 million, or 54% compared to the same period in 2023. The increase was primarily due to higher salaries and benefits expense as a result of an increase in headcount.

Other Income

The increase in other income of $0.6 million for the six months ended June 30, 2024 compared to the same period in 2023 was primarily attributable to interest and dividend income earned from our money market investment.

Interest Expense

The $0.2 million decrease in interest expense during the six months ended June 30, 2024 compared to the same period in 2023 was attributable to our former land lease in Maricopa, Arizona, which was classified as a finance lease until the third quarter of 2023, at which time the lease was modified and reclassified to an operating lease. The lease was exited on December 31, 2023.

Income Taxes

The income tax benefit for the six months ended June 30, 2024 consisted of a refund received in connection with a previously paid income tax penalty. There was no provision for income taxes for the six months ended June 30, 2024 and 2023 due to a full valuation allowance that was recorded as of June 30, 2023, and maintained as of June 30, 2024.

Liquidity and Capital Resources

Liquidity

We measure liquidity in terms of our ability to fund the cash requirements of our development activities and our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve general and administrative and R&D activities for the ongoing commercialization of our first production facility and associated plant design.

To date, we have not generated any revenue, and as of June 30, 2024, we had cash and cash equivalents of $23.2 million. We do not expect to generate any meaningful revenue unless and until we are able to commercialize our first production facility. Since inception, we have incurred significant operating losses, have an accumulated deficit of $25.6 million as of June 30, 2024 and generated negative operating cash flows during the six months ended June 30, 2024 and June 30, 2023. Management expects that operating losses and negative cash flows may increase in future periods because of additional costs and expenses related to the development of technology and the development of market and strategic relationships with other companies. Our continued solvency is dependent upon our ability to obtain additional working capital to complete our product development and to successfully achieve commerciality of our projects.

In connection with entering into the JDA with Cottonmouth, a subsidiary of Diamondback, we have begun to incur development costs with respect to the project, prior to reaching FID and entering into final definitive agreements, irrespective of whether these events occur. The Company plans to invest approximately $3 million, net of the reimbursement from Cottonmouth, for FEED costs in support of the Permian Basin natural gas-to-gasoline facility, which is expected to take approximately eight months to complete.

Following the Business Combination and the closing of the PIPE Financing, we received approximately $37.3 million in cash, net of approximately $10.0 million of transaction expenses and the repayment of approximately $3.8 million of capital contributions made by Bluescape Clean Fuels Holdings, LLC since December 2021. We expect to use such proceeds to fund our ongoing operations and R&D activities. The gross amount, before expenses, was composed of approximately $19.0 million release from CENAQ’s Trust Account, after payment of approximately $158.8 million to public stockholders who exercised redemption rights (representing a redemption rate of approximately 89.3%), and $32.0 million of proceeds from the PIPE Financing. We also received $0.1 million from the CENAQ operating account. We believe that based on our current level of operating expenses and currently available cash on hand, we will have sufficient funds available to cover R&D activities and operating cash needs for at least the next 12 months. However, as we have not yet developed a commercial production facility and have no revenue to date, we will likely require additional funds in future years. Our ability to raise funds through equity offerings may be limited by the significant number of shares that may be publicly sold. As the exercise price of our Public Warrants is $11.50 per share of Class A common stock, we do not expect that Public Warrants will be exercised in the foreseeable future. Our ability to fund R&D activities and our operating cash needs for several years does not depend on the proceeds we may receive as the result of exercises of outstanding Warrants.

As our transaction with CENAQ only resulted in $37.3 million of net proceeds, we expect that we will only be able to construct one of our first four originally planned production facilities with the proceeds. The $37.3 million of net proceeds raised at closing of the transaction with CENAQ will contribute to the equity capital portion of our capital expenditure requirements through 2025. We also expect to earn interest income on the net proceeds raised at closing during the ongoing development and construction of our facilities through 2025, and that such interest income will be utilized towards capital expenditures or for general and administrative expenses. We also expect 70% of our total project capital requirements will be met with project financing, industrial revenue bonds or pollution control bonds, or some combination of debt financing. While we have been in discussions with banks and other credit counterparties regarding project financing, industrial revenue bonds or pollution control bonds, and these discussions have led to indications of debt financing equivalent to 70% of our capital expenditure requirements, there can be no assurance that we will be successful in obtaining such financing. The inability to obtain debt financing will adversely impact our ability to implement our business plan.

In connection with the Closing, Sponsor was due $409,612 under existing promissory notes with CENAQ. On February 15, 2023, in lieu of repayment of the existing promissory notes with Sponsor, we entered into a new, non-interest-bearing promissory note with the Sponsor totaling $409,612. The new promissory note canceled and superseded the existing promissory notes. On February 15, 2024, we settled the promissory note through the issuance of 40,961 shares of Class A common stock at a conversion price of $10.00 per share and recorded an increase to additional paid-in capital of $409,608. See Note 4 in the accompanying unaudited consolidated financial statements for further information.

Summary Statement of Cash Flows for the Six Months Ended June 30, 2024 and June 30, 2023

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(5,016,976)	$(4,801,692)
Net cash used in investing activities	(552,300)	-
Net cash provided by financing activities	-	37,512,132
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5,569,276)	$32,710,440

Cash Flows Used in Operating Activities

Net cash used in operating activities increased $0.2 million during the six months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to higher operating expenses, including salaries and benefits and professional fees, during the six months ended June 30, 2024, partially offset by an increase in dividend income and a decrease in cash paid for D&O insurance during the six months ended June 30, 2024.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased $0.6 million during the six months ended June 30, 2024 compared to the same period in 2023. The increase was primarily attributable to development costs incurred for the JDA upon commencement of the FEED in June 2024. There were no cash reimbursements received from Cottonmouth during the six months ended June 30, 2024. See Notes 6 and 11 in the accompanying consolidated financial statements for further information.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was zero for the six months ended June 30, 2024 compared to $37.5 million for the six months ended June 30, 2023. Net cash provided by financing activities for the six months ended June 30, 2023 consisted of the net proceeds received from the close of the Business Combination on February 15, 2023.

Commitments and Contractual Obligations

Off-Balance Sheet Arrangements

As of June 30, 2024, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

We describe our significant accounting policies in Note 3 – Significant Accounting Policies, of the notes to the consolidated financial statements included in our 2023 Form 10-K. We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our 2023 Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on that evaluation, as of June 30, 2024, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Non-Employee Director Stock Option Grant Notice and Award Agreement

10.2	Employment Arrangement, dated May 29, 2024, by and between the Company and Shannon Linden

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2024	VERDE CLEAN FUELS, INC.

	By:	/s/ Ernest Miller
		Name:	Ernest Miller
		Title:	Chief Executive Office and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)