Form 10-Q
period 2024-09-30
Verde Clean Fuels, Inc.
filed 2024-11-13
CIK 1841425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 9,549,621 shares of Class A common stock and 22,500,000 shares of Class C common stock of the registrant outstanding on November 11, 2024.

i

Item 1. Financial Statements

VERDE CLEAN FUELS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$21,673,151	$28,779,177
Accounts receivable – other	242,138	-
Restricted cash	100,000	100,000
Prepaid expenses and other current assets	759,285	373,324
Total current assets	22,774,574	29,252,501

Non-current assets:
Property, plant and equipment, net	749,008	62,505
Operating lease right-of-use assets, net	297,335	524,813
Intellectual patented technology	1,925,151	1,925,151
Other assets	162,119	160,669
Total non-current assets	3,133,613	2,673,138
Total assets	$25,908,187	$31,925,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,070,636	$184,343
Accrued liabilities	2,211,319	1,976,812
Operating lease liabilities	221,213	297,380
Other current liabilities	17,928	-
Total current liabilities	3,521,096	2,458,535

Non-current liabilities:
Promissory note – related party	-	409,612
Operating lease liabilities	93,898	232,162
Total non-current liabilities	93,898	641,774
Total liabilities	3,614,994	3,100,309
Commitments and Contingencies (see Note 5)

Stockholders’ equity
Class A common stock, par value $0.0001 per share, 9,549,621 and 9,387,836 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	955	939
Class C common stock, par value $0.0001 per share, 22,500,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2,250	2,250
Additional paid in capital	36,451,797	35,014,836
Accumulated deficit	(26,376,540)	(23,922,730)
Noncontrolling interest	12,214,731	17,730,035
Total stockholders’ equity	22,293,193	28,825,330
Total liabilities and stockholders’ equity	$25,908,187	$31,925,639

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VERDE CLEAN FUELS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative expenses	$2,693,490	$2,511,176	$8,471,640	$9,234,697
Contingent consideration	-	-	-	(1,299,000)
Research and development expenses	91,303	78,314	350,158	246,788
Total operating loss	2,784,793	2,589,490	8,821,798	8,182,485

Other (income)	(291,385)	(144,004)	(953,721)	(238,891)
Interest expense	-	67,430	-	236,699
Loss before income taxes	(2,493,408)	(2,512,916)	(7,868,077)	(8,180,293)
Income tax (benefit) provision	-	119,186	(13,866)	119,186
Net loss	$(2,493,408)	$(2,632,102)	$(7,854,211)	$(8,299,479)
Net loss attributable to noncontrolling interest	$(1,715,676)	$(1,858,910)	$(5,400,401)	$(6,202,678)
Net loss attributable to Verde Clean Fuels, Inc.	$(777,732)	$(773,192)	$(2,453,810)	$(2,096,801)

Earnings per share
Weighted average Class A common stock outstanding, basic and diluted	6,336,078	6,153,461	6,269,230	6,136,171
Loss per share of Class A common stock	$(0.12)	$(0.13)	$(0.39)	$(0.34)

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VERDE CLEAN FUELS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Statement of Stockholders’ Equity for the Three Months Ended September 30, 2024

	Class A Common		Class C Common		Additional Paid In	Accumulated	Non controlling	Total Stockholders’
	Shares	Values	Shares	Values	Capital	Deficit	Interest	Equity
Balance – June 30, 2024	9,549,621	$955	22,500,000	$2,250	$36,050,663	$(25,598,808)	$13,930,407	$24,385,467
Stock-based compensation	-	-	-	-	401,134	-	-	401,134
Net loss	-	-	-	-	-	(777,732)	(1,715,676)	(2,493,408)
Balance – September 30, 2024	9,549,621	$955	22,500,000	$2,250	$36,451,797	$(26,376,540)	$12,214,731	$22,293,193

Statement of Stockholders’ Equity for the Three Months Ended September 30, 2023

	Class A Common		Class C Common		Additional Paid In	Accumulated	Non controlling	Total Stockholders’
	Shares	Values	Shares	Values	Capital	Deficit	Interest	Equity
Balance – June 30, 2023	9,387,836	$939	22,500,000	$2,250	$34,460,323	$(22,502,750)	$21,143,954	$33,104,716
Stock-based compensation	-	-	-	-	276,880	-	-	276,880
Net loss	-	-	-	-	-	(773,192)	(1,858,910)	(2,632,102)
Balance – September 30, 2023	9,387,836	$939	22,500,000	$2,250	$34,737,203	$(23,275,942)	$19,285,044	$30,749,494

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VERDE CLEAN FUELS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2024

	Class A Common		Class C Common		Additional Paid In	Accumulated	Non controlling	Total Stockholders’
	Shares	Values	Shares	Values	Capital	Deficit	Interest	Equity
Balance – December 31, 2023	9,387,836	$939	22,500,000	$2,250	$35,014,836	$(23,922,730)	$17,730,035	$28,825,330
Related party promissory note settlement	40,961	4	-	-	409,608	-	-	409,612
Conversion of restricted stock units	120,824	12	-	-	(12)	-	-	-
Stock-based compensation	-	-	-	-	912,462	-	-	912,462
Rebalancing of ownership percentage for issuance of Class A shares	-	-	-	-	114,903	-	(114,903)	-
Net loss	-	-	-	-	-	(2,453,810)	(5,400,401)	(7,854,211)
Balance – September 30, 2024	9,549,621	$955	22,500,000	$2,250	$36,451,797	$(26,376,540)	$12,214,731	$22,293,193

Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2023

	Member’s	Class A Common		Class C Common		Additional Paid In	Accumulated	Non controlling	Total Stockholders’
	Equity	Shares	Values	Shares	Values	Capital	Deficit	Interest	Equity
Balance – December 31, 2022	$12,775,901	-	$-	-	$-	$-	$(11,672,536)	$-	$1,103,365
Retroactive application of recapitalization	-	-	936	-	2,573	(3,509)	-	-	-
Adjusted beginning balance	12,775,901	-	936	-	2,573	(3,509)	(11,672,536)	-	1,103,365
Reversal of Intermediate original equity	(12,775,901)	-	(936)	-	(2,573)	3,509	11,672,536	-	(1,103,365)
Recapitalization transaction	-	9,358,620	936	22,500,000	2,250	15,391,286	(4,793,142)	25,487,723	36,089,053
Class A Sponsor earn out shares	-	-	-	-	-	5,792,000	(5,792,000)	-	-
Class C Sponsor earn out shares	-	-	-	-	-	10,594,000	(10,594,000)	-	-
Stock-based compensation	-	-	-	-	-	2,623,936	-	-	2,623,936
Warrant Exercise	-	29,216	3	-	-	335,981	-	-	335,984
Net loss	-	-	-	-	-	-	(2,096,800)	(6,202,679)	(8,299,479)
Balance – September 30, 2023	$-	9,387,836	$939	22,500,000	$2,250	$34,737,203	$(23,275,942)	$19,285,044	$30,749,494

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VERDE CLEAN FUELS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,854,211)	$(8,299,479)
Adjustments to reconcile net loss to net cash used in operating activities
Contingent consideration	-	(1,299,000)
Depreciation	9,687	1,763
Share-based compensation expense	912,462	2,623,936
Finance lease amortization	-	127,617
Amortization of right-of-use assets	227,478	216,743
Changes in operating assets and liabilities
Prepaid expenses	(387,410)	(699,253)
Accounts payable	707,314	284,132
Accrued liabilities	(55,758)	351,453
Operating lease liabilities	(214,431)	(210,530)
Other changes in operating assets and liabilities	(393)	108,850
Net cash used in operating activities	(6,655,262)	(6,793,768)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,445,174)	(2,723)
Reimbursement of capital expenditures	994,410	-
Net cash used in investing activities	(450,764)	(2,723)

Cash flows from financing activities:
PIPE proceeds	-	32,000,000
Cash received from Trust	-	19,031,516
Transaction expenses	-	(10,043,793)
BCF Holdings capital repayment	-	(3,750,000)
Repayments of notes payable - insurance premium financing	-	(11,166)
Repayments of the principal portion of finance lease liabilities	-	(44,469)
Warrant exercises	-	335,984
Deferred financing costs	-	(22,570)
Net cash provided by financing activities	-	37,495,502

Net change in cash, cash equivalents and restricted cash	(7,106,026)	30,699,011
Cash, cash equivalents and restricted cash, beginning of year	28,879,177	463,475
CENAQ operating cash balance acquired	-	91,454
Cash, cash equivalents and restricted cash, end of period	$21,773,151	$31,253,940

Supplemental cash flows:
Non-cash income tax payable and deferred tax liability obtained from CENAQ	$-	$312,446
Non-cash impact of debt issuance through the business combination	-	409,612
Capital expenditures in accounts payable and accrued expenses (at period end)	469,244	-
Accounts receivable for reimbursement of capital expenditures (at period end)	223,818	-

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

VERDE CLEAN FUELS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Verde Clean Fuels, Inc. (the “Company”, “Verde” and “Verde Clean Fuels”) is a clean fuels company focused on the deployment of its innovative and proprietary liquid fuels processing technology through development of commercial production plants. Verde Clean Fuels’ synthesis gas (“syngas”)-to-gasoline plus (STG+®) process converts syngas derived from diverse feedstocks, such as natural gas or biomass, into fully finished liquid fuels that require no additional refining, such as reformulated blend-stock for oxygenate blending (“RBOB”) gasoline.

On February 15, 2023 (the “Closing Date”), the Company finalized a business combination (the “Business Combination”) pursuant to that certain business combination agreement, dated as of August 12, 2022 (the “Business Combination Agreement”) by and among CENAQ Energy Corp. (“CENAQ”), Verde Clean Fuels OpCo, LLC, a Delaware limited liability company and a wholly owned subsidiary of CENAQ (“OpCo”), Bluescape Clean Fuels Holdings, LLC, a Delaware limited liability company (“Holdings”), Bluescape Clean Fuels Intermediate Holdings, LLC, a Delaware limited liability company (“Intermediate”), and CENAQ Sponsor LLC (“Sponsor”). Immediately upon the completion of the Business Combination, CENAQ was renamed to Verde Clean Fuels, Inc. See Notes 3 and 4 for further information.

Following the completion of the Business Combination, the combined company is organized under an umbrella partnership C corporation (“Up-C”) structure, and the direct assets of the Company consist of equity interests in OpCo, whose direct assets consist of equity interests in Intermediate. Immediately following the Business Combination, Verde Clean Fuels is the sole manager of and controls OpCo.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company had cash equivalents of $19,942,258 and $26,155,789, respectively, which were comprised of funds held in a short-term money market fund having investments in high-quality short-term securities that are issued or guaranteed by the U.S. government or by U.S. government agencies and instrumentalities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Depository Insurance Corporation (“FDIC”) limit of $250,000. Additionally, the majority of the Company’s cash balances are held in a short-term money market fund that is not guaranteed by the FDIC. As of September 30, 2024 and December 31, 2023, the Company had not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.

Accounts Receivable – Other

Accounts receivable – other primarily consists of amounts to be reimbursed to the Company from Cottonmouth Ventures LLC (“Cottonmouth”) in connection with the terms of the joint development agreement (“JDA”) between the Company and Cottonmouth. See Notes 6 and 11 for further information. In accordance with Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, the Company’s accounts receivable are required to be presented at the net amount expected to be collected through an allowance for credit losses that are expected to occur over the life of the remaining life of the asset, rather than incurred losses. The Company considers the amounts due from Cottonmouth to be fully collectible and, accordingly, there was no allowance for credit losses recorded by the Company as of September 30, 2024.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. The fair values of cash, restricted cash, cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses are estimated to approximate their respective carrying values as of September 30, 2024 and December 31, 2023 due to the short-term maturities of such instruments.

In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that the buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

Net Loss Per Share of Common Stock

Subsequent to the Business Combination, the Company’s capital structure is comprised of shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”) and shares of Class C common stock, par value $0.0001 per share (the “Class C common stock”). Public stockholders, the Sponsor, and the investors in the private offering of securities of Verde Clean Fuels in connection with the Business Combination (the “PIPE Financing”) hold shares of Class A common stock and warrants, and Holdings owns shares of Class C common stock and Class C units of OpCo (the “Class C OpCo Units”). Holders of Class C OpCo Units, other than Verde Clean Fuels, have the right, subject to certain limitations, to exchange all or a portion of its Class C OpCo Units and a corresponding number of shares of Class C common stock for, at Opco’s election, (i) shares of Class A common stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, or (ii) an equivalent amount of cash. Each share of Class C common stock represents the right to cast one vote per share at the Verde Clean Fuels level and carries no economic rights, including rights to dividends or distributions upon liquidation. Thus, shares of Class C common stock are not participating securities per ASC 260, “Earnings Per Share”. As the shares of Class A common stock represent the only participating securities, the application of the two-class method is not required.

Antidilutive instruments, including outstanding warrants, stock options, certain restricted stock units (“RSUs”) and earn out shares, were excluded from diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 because the inclusion of such instruments would be anti-dilutive. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for all periods presented.

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

For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, they are recorded at their initial fair value on the date of issuance and are subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as a non-cash gain or loss in the statement of operations.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Directly identifiable costs incurred in connection with constructing an asset are capitalized to the extent that the construction project is probable of occurring. Depreciation expense is not recorded for construction in progress assets until construction is completed and the assets are placed into service. Cost reimbursement from project participants related to assets under construction is recorded as an offset to the construction in progress assets. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the accompanying statements of operations in the period realized.

Accrued Liabilities

Accrued liabilities consist of the following:

	As of
	September 30, 2024	December 31, 2023
Accrued bonus	$215,104	$-
Accrued construction in progress	290,265	-
Accrued legal fees	-	237,839
Accrued professional fees	81,500	143,900
Accrued excise tax payable	1,587,975	1,587,975
Other accrued expenses	36,475	7,098
Total accrued expenses	$2,211,319	$1,976,812

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. The amount of repurchases applicable to the excise tax can be reduced by the fair market value of any issuances at the time of issuance that occurred during the year, as well as certain exceptions provided by the U.S. Department of the Treasury (the “Treasury”).

In April 2024, the Treasury and the Internal Revenue Service released proposed regulations that detail the kinds of transactions that are and are not subject to the new excise tax as well as give procedural guidance on how and when companies should pay the tax. Final regulations providing procedural guidance have been issued, however final regulations regarding the excise tax computation have not yet been issued.

As of September 30, 2024, the Company has recorded an excise tax liability of $1,587,975, which is included within Accrued Liabilities on the unaudited consolidated balance sheets.

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

Indefinite-Lived Intangible Assets

The Company’s intangible asset consists of its intellectual property and patented technology and is considered an indefinite-lived intangible asset and is not subject to amortization. As of September 30, 2024 and December 31, 2023, the gross and carrying amount of this intangible asset was $1,925,151.

Impairment of Indefinite-Lived Intangible Assets

A qualitative assessment of indefinite-lived intangible assets is performed in order to determine whether further impairment testing is necessary. In performing this analysis, macroeconomic, industry and market conditions are considered in addition to current and forecasted financial performance, entity-specific events and changes in the composition or carrying amount of net assets.

During the three and nine months ended September 30, 2024 and 2023, the Company did not record any impairment charges.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. During the three and nine months ended September 30, 2024 and 2023, the Company did not record any impairment charges.

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

Equity-Based Compensation

The Company applies ASC 718, “Compensation — Stock Compensation” (“ASC 718”), in accounting for unit and share-based compensation to employees.

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

In connection with the close of the Business Combination, the Company accelerated the unvested service and performance-based units and recorded share-based payment expense within general and administrative expense of $2,146,792 during the nine months ended September 30, 2023. Performance conditions for the performance-based Founder Incentive Units had not and were unlikely to be met as of September 30, 2024. As such, no share-based compensation cost was recorded for these units.

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

RSUs represent an unsecured right to receive one share of the Company’s Class A common stock equal to the value of the Class A common stock on the settlement date. RSUs have a zero-exercise price and vest over time in whole after the first anniversary of the date of grant subject to continuous service through the vesting date.

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

The Business Combination closed on February 15, 2023, and therefore the contingent consideration arrangement was terminated, and no payments were made. Thus, $1,299,000 of accrued contingent consideration was reversed through earnings during the nine months ended September 30, 2023. No contingent consideration was recorded during the three and nine months ended September 30, 2024.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 enhances segment reporting under Topic 280 by expanding the breadth and frequency of segment disclosures. ASU 2023-07 requires disclosure of significant expenses that are regularly provided to an entity’s CODM and included in the reported measure(s) of a segment’s profit or loss. When applying this disclosure requirement, an entity identifies the segment expenses that are regularly provided to the CODM or easily computable from information that is regularly provided to the CODM. Entities are also required to disclose other segment items, i.e., the difference between reported segment revenue less the significant segment expenses and the reported measure(s) of a segment’s profit or loss. ASU 2023-07 also clarifies that single reportable segment entities are subject to Topic 280 in its entirety. ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The amendments in ASU 2023-07 should be adopted retrospectively unless impracticable. Early adoption is permitted. The disclosures required by ASU 2023-07 are not expected to have a material effect on the Company’s consolidated financial statements.

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

In March 2024, the SEC issued Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors”, which will mandate detailed disclosure of certain climate-related information, including, among other items, material climate-related risks and related governance, strategy and risk management processes, certain financial statement disclosures, and Scopes 1 and 2 greenhouse gas emissions, if material, for certain public companies. In April 2024, the SEC issued an administrative stay of the implementation of Release No. 33-11275, pending judicial review. Prior to the stay, the required disclosures were subject to a phased compliance timeline, with initial disclosures for non-accelerated filers and smaller reporting companies commencing with the fiscal year beginning January 1, 2027. The Company is currently monitoring the status of Release No. 33-11275 and is evaluating the impact that the release would have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses,” which requires additional disclosure about specified categories of expenses included in relevant expense captions presented on the income statement. The amendments are effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on its disclosures.

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

The Business Combination included:

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

Total net proceeds raised from the Business Combination were $37,329,178, consisting of $32,000,000 in PIPE Financing proceeds, $19,031,516 from the CENAQ trust, and $91,454 from the CENAQ operating account, offset by $10,043,793 in transaction expenses that were recorded as a reduction to additional paid-in capital and offset by a $3,750,000 capital repayment to Holdings.

NOTE 4 – RELATED PARTY TRANSACTIONS

Promissory Note

On February 15, 2023, the Company entered into a new promissory note with the Sponsor totaling $409,612 (the “New Promissory Note”). The New Promissory Note canceled and superseded all prior promissory notes. The New Promissory Note was non-interest bearing and the entire principal balance of the New Promissory Note was payable on or before February 15, 2024 in cash or shares at the Company’s election. On February 15, 2024, the Company settled the New Promissory Note through the issuance of shares of its Class A common stock at a conversion price of $10.00 per share. As a result, during the nine months ended September 30, 2024, the Company issued 40,961 shares of its Class A common stock and recorded an increase to additional paid-in capital of $409,608.

Holdings

The Company has a related party relationship with Holdings whereby Holdings holds a majority ownership in the Company via voting shares and has control of its Board of Directors. Further, Holdings possesses 3,500,000 earn out shares. See Note 3 for further information.

On June 3, 2024, the Company entered into a contract for a front-end engineering and design (“FEED”) study with Chemex Global, LLC (“Chemex”), a Shaw Group company (“Shaw Group”). On June 5, 2024, the parent organization of Holdings, through a separate subsidiary, made an unrelated preferred equity investment in Shaw Group and, in connection with the investment, Jonathan Siegler (a Company director) was appointed as a director of Shaw Group. Total FEED study costs incurred as of September 30, 2024, net of reimbursement from Cottonmouth, were $678,243, and are recorded to Construction in Progress within Property, Plant and Equipment, Net on the Company’s consolidated balance sheet. See Notes 6 and 11 for further information.

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

The Company leases office space and other office equipment under operating lease arrangements with initial terms greater than 12 months. The office lease in Hillsborough, New Jersey was extended until 2025. In August 2023, the Company entered into a 40-month office lease in Houston, Texas commencing in November 2023. Office space is leased to provide adequate workspace for all employees.

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

Lease costs for the Company’s operating and finance leases are presented below.

	Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2024	2023	2024	2023
Operating lease cost	General and administrative expense	$86,253	$106,689	$250,162	$229,913
Variable lease cost	General and administrative expense	48,036	38,861	121,496	112,869
Total operating lease cost		$134,289	$145,550	$371,658	$342,782

Amortization of finance lease ROU asset	General and administrative expense	$-	$36,462	$-	$127,617
Interest on finance lease liability	Interest expense	-	67,430	-	236,698
Total finance lease cost		$-	$103,892	$-	$364,315

Total lease cost		$134,289	$249,442	$371,658	$707,097

Supplemental information related to the Company’s operating lease arrangements was as follows:

	Nine Months Ended September 30,
Operating lease – supplemental information	2024	2023
ROU assets obtained in exchange for operating lease	$353,162	$273,712
Remaining lease term – operating lease	17.0 months	5.2 months
Discount rate – operating lease	7.50%	7.50%

Contingencies

The Company is not party to any litigation.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment are as follows:

	As of
	September 30, 2024	December 31, 2023
Construction in progress	$678,243	$-
Computers, office equipment and hardware	34,330	16,956
Furniture and fixtures	47,256	47,256
Machinery and equipment	43,799	43,799
Property, plant and equipment	803,628	108,011
Less: accumulated depreciation	54,620	45,506
Property, plant and equipment, net	$749,008	$62,505

The construction in progress balance is comprised of capitalized FEED costs, net of reimbursements to be received from Cottonmouth in accordance with the JDA. The construction in progress balance as of September 30, 2024 is comprised of capitalized FEED costs of $1,896,471 and is net of $1,218,228 of cost reimbursements from Cottonmouth. See Note 11 for further information.

NOTE 7 – STOCKHOLDERS’ EQUITY

Stock Options

During the nine months ended September 30, 2024, the Company granted 1,840,637 stock options, of which 1,400,075 were granted to certain employees and officers and 440,562 were granted to non-employee directors, consistent with the terms of the 2023 Plan.

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

The fair value of stock options granted in 2024 were determined using the following assumptions as of the grant date:

Risk-free interest rate	4.6%
Expected term	3.5 years
Volatility	50%
Dividend yield	Zero
Discount for lack of marketability – employee and officer awards	19%
Discount for lack of marketability – non-employee director awards	14%

The table below presents activity related to stock options during the nine months ended September 30, 2024:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2023	1,236,016	$11.00	6.3
Granted	1,840,637	5.99	7.0
Exercised	-	-	-
Forfeited / expired	-	-	-
Outstanding as of September 30, 2024	3,076,653	8.00	6.2
Unvested as of September 30, 2024	2,767,651	7.67	6.3
Exercisable as of September 30, 2024	-	-	-

The grant-date fair value of stock options granted in 2024 was $1.39 per share for options granted to employees and officers and $1.48 per share for options granted to non-employee directors. As of September 30, 2024, there were 2,636,091 options granted to employees and officers outstanding, of which 2,327,089 were unvested, and 440,562 options granted to non-employee directors outstanding, all of which were unvested.

Restricted Stock Units

In April 2024, all 141,656 of RSUs outstanding were vested. Of these vested RSUs, 120,824 were converted into an equal number of shares of the Company’s Class A common stock, and the remaining 20,832 were outstanding as of September 30, 2024, as the director elected to defer receipt.

NOTE 8 – WARRANTS

There were 15,383,263 warrants outstanding as of September 30, 2024. Each warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below. However, no warrants will be exercisable for cash unless there is an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Class A common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of Class A common stock for the five trading days ending on the trading day prior to the date of exercise. The warrants will expire on February 15, 2028, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

An aggregate of 29,216 warrants were exercised on various dates during the nine months ended September 30, 2023, resulting in the issuance of 29,216 shares of the Company’s Class A common stock. The Company received cash of $335,984 related to such warrant exercises during the nine months ended September 30, 2023.

No warrants were exercised during the three and nine months ended September 30, 2024.

NOTE 9 – INCOME TAX

As of September 30, 2024, Verde Clean Fuels, Inc. holds 29.80% of the economic interest in OpCo, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, OpCo generally is not subject to U.S. federal income tax under current U.S. tax laws. Verde Clean Fuels, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of OpCo.

Intermediate was historically and remains a disregarded subsidiary of a partnership for U.S. Federal income tax purposes. As a direct result of the Business Combination, OpCo became the sole member of Intermediate. As such, OpCo’s distributive share of any net taxable income or loss and any related tax credits of Intermediate are then distributed to the Company.

The Company’s effective tax rate was 0% for both the three and nine months ended September 30, 2024, respectively, and was (2.08%) for both the three and nine months ended September 30, 2023. The effective income tax rates for each period differed significantly from the statutory rate primarily due to the losses allocated to noncontrolling interests and the recognition of a valuation allowance as a result of the Company’s tax structure. The effective tax rate for the three and nine months ended September 30, 2023 also included a return to provision adjustment.

The Company has assessed the realizability of its net deferred tax assets and that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has maintained a full valuation allowance against its deferred tax assets as of September 30, 2024, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

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

As of September 30, 2024, the Company did not have a tax receivable balance.

NOTE 10 – LOSS PER SHARE

Loss per share

Prior to the reverse recapitalization in connection with the Business Combination, all net loss was attributable to the noncontrolling interest.

Basic net loss per share has been computed by dividing net loss attributable to Class A common stockholders for the period subsequent to the Business Combination by the weighted average number of shares of Class A common stock outstanding for the same period. Diluted loss per share of Class A common stock was computed by dividing net loss attributable to Class A common stockholders by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The following table sets forth the computation of net loss used to compute basic net loss per share of Class A common stock.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss attributable to Verde Clean Fuels, Inc.	$(777,732)	$(773,192)	$(2,453,810)	$(2,096,801)
Basic weighted-average shares outstanding	6,336,078	6,153,461	6,269,230	6,136,171
Dilutive effect of share-based awards	-	-	-	-
Diluted weighted-average shares outstanding	6,336,078	6,153,461	6,269,230	6,136,171
Basic loss per share	$(0.12)	$(0.13)	$(0.39)	$(0.34)
Diluted loss per share	$(0.12)	$(0.13)	$(0.39)	$(0.34)

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

The following amounts were not included in the calculation of net income per diluted share for all periods presented because their effects were anti-dilutive:

	As of September 30,
	2024	2023
Warrants	15,383,263	15,383,263
Earn out shares (1)	3,234,375	3,234,375
Convertible debt	-	40,961
Stock options	3,076,653	1,236,016
RSUs (2)	-	141,656
Total anti-dilutive instruments	21,694,291	20,036,271

(1)

Excludes 3,500,000 Class C earn out shares convertible into shares of Class A common stock. Shares of Class C common stock are not participating securities; thus, the application of the two-class method is not required.

(2)	Excludes 20,832 of vested and deferred RSUs outstanding as of September 30, 2024. Such shares are included within weighted-average shares outstanding for the computation of basic and diluted loss per share. See Note 7 for further information.

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

Following the completion of the Business Combination, the ownership interests of the Class A common stockholders and the NCI were 29.38% and 70.62%, respectively. As of September 30, 2024, the ownership interests of the Class A common stockholders and the NCI were 29.80% and 70.20%, respectively. The change in ownership interests was due to warrant exercises during the nine months ended September 30, 2023, as well as the settlement of the related party New Promissory Note and the issuance of shares of Class A common stock as a result of RSUs vesting during the nine months ended September 30, 2024. See Notes 4, 7 and 8 for further information. The NCI may further decrease according to the number of shares of Class C common stock and Verde Clean Fuels OpCo LLC Class C units that are exchanged for shares of Class A common stock or due to the issuance of additional Class A common stock.

As a result of these exchanges, the Company’s equity attributable to the NCI and the Class A common stockholders was rebalanced to reflect the change in ownership percentage, as calculated based on the respective ownership interests of the combined equity interests.

NOTE 11 – JOINT DEVELOPMENT AGREEMENT WITH COTTONMOUTH

On February 6, 2024, the Company and Cottonmouth, a subsidiary of Diamondback Energy, Inc. (“Diamondback”), entered into the JDA for the proposed development, construction, and operation of a facility to produce commodity-grade gasoline using natural gas feedstock supplied from Diamondback’s operations in the Permian Basin.

Diamondback is an independent oil and natural gas company headquartered in Midland, Texas, focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas.

The JDA provides a pathway forward for the parties to reach final definitive documents and Final Investment Decision (“FID”). The JDA frames the contracts contemplated to be entered into between the parties, including an operating agreement, ground lease agreement, construction agreement, license agreement and financing agreements, as well as conditions precedent to close, such as FID.

On June 4, 2024, the Company announced that it had selected Chemex as the contractor to spearhead the FEED phase of the project contemplated by the JDA. With the selection of Chemex, FEED work commenced and is expected to be completed in mid-2025. In connection with entering into the JDA and commencement of the FEED, the Company began to incur development costs with respect to the project. Under the terms of the JDA, 65% of the approved development costs incurred by the Company (which includes the FEED costs) are reimbursed by Cottonmouth. See Note 6 for further information.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date which the consolidated financial statements were issued. There were no subsequent events or transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “our,” “us,” “Verde,” “Verde Clean Fuels” or the “Company” refer to Verde Clean Fuels, Inc. (formerly known as CENAQ Energy Corp.). References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special note regarding forward-looking statements

This Quarterly Report includes “forward-looking statements” for the purposes of federal securities laws that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “continue,” “believe,” “anticipate,” “intend,” “plan,” “potential,” “possible,” “may,” “focused,” “might,” “predict,” “proposed,” “project,” “should,” “would,” “will,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Important factors, among others, that may affect actual results or outcomes include:

●	the financial and business performance of the Company;

●	the ability to maintain the listing of the Class A common stock and the Verde Clean Fuels warrants on Nasdaq, and the potential liquidity and trading of such securities;

●	the failure to realize the anticipated benefits of the Business Combination (as defined below) that the Company consummated in February 2023, which may be affected by, among other things, competition;

●	the Company’s ability to develop and operate anticipated and new projects;

●	the Company’s ability to obtain financing for any current and future projects;

●	the reduction or elimination of government economic incentives to the renewable energy market;

●	delays in acquisition, financing, construction and development of new or anticipated projects;

●	the length of development cycles for new or anticipated projects, including the design and construction processes for the Company’s projects;

●	the Company’s ability to identify suitable locations for new or anticipated projects;

●	the Company’s dependence on suppliers;

●	existing laws and regulations and changes to laws, regulations and policies that affect the Company’s operations;

●	decline in public acceptance and support of renewable energy development and projects;

●	demand for renewable energy not being sustained;

●	impacts of climate change, changing weather patterns and conditions, and natural disasters;

●	the ability to secure necessary governmental and regulatory approvals;

●	the ability to qualify for federal or state level low-carbon fuel credits or other carbon credits;

●	any decline in the value of federal or state level low-carbon fuel credits or other carbon credits and the development of the carbon credit markets;

●	risks relating to the Company’s status as a development stage company with a history of net losses and no revenue;

●	risks relating to the uncertainty of success, any commercial viability, or delays of the Company’s research and development efforts including any study in which the Company participates that is funded by the Department of Energy or any other governmental agency;

●	disruptions in the supply chain, fluctuation in price of product inputs, and market conditions and global and economic factors beyond the Company’s control;

●	the Company’s success in retaining or recruiting, or changes required in, its officers, key employees or directors;

●	the ability of the Company to execute its business model, including market acceptance of gasoline derived from renewable feedstocks;

●	litigation and the ability to adequately protect intellectual property rights;

●	competition from companies with greater resources and financial strength in the industries in which the Company operates; and

●	the effect of legal, tax and regulatory changes.

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

The Transactions

On February 15, 2023 (the “Closing Date” or “Closing”), the Company consummated a business combination (the “Business Combination”) pursuant to that certain business combination agreement, dated as of August 12, 2022 (the “Business Combination Agreement”) by and among CENAQ Energy Corp. (“CENAQ”), Verde Clean Fuels OpCo, LLC, a Delaware limited liability company and a wholly owned subsidiary of CENAQ (“OpCo”), Bluescape Clean Fuels Holdings, LLC, a Delaware limited liability company (“Holdings”), Intermediate and CENAQ Sponsor LLC (“Sponsor”). Immediately upon the completion of the Business Combination, CENAQ was renamed as Verde Clean Fuels, Inc. The Business Combination is discussed further in Note 3 in the accompanying unaudited consolidated financial statements.

Pursuant to the Business Combination Agreement, (i) (A) CENAQ contributed to OpCo (1) all of its assets, excluding its interests in OpCo and the aggregate amount of cash required to satisfy any exercise by CENAQ stockholders of their redemption rights (the “Redemption Rights”), and (2) 22,500,000 shares of Class C common stock (the “Holdings Class C Shares”) and (B) in exchange therefor, OpCo issued to CENAQ a number of Class A common units of Opco (the “Class A OpCo Units”) equal to the number of total shares of Class A common stock issued and outstanding immediately after the Closing taking into account the private offering of shares of Class A common stock and warrants consummated contemporaneously with the Closing (the “PIPE Financing”) and the exercise of Redemption Rights (such transactions, the “SPAC Contribution”) and (ii) immediately following the SPAC Contribution, (A) Holdings contributed to OpCo 100% of the issued and outstanding limited liability company interests of Intermediate and (B) in exchange therefor, OpCo transferred to Holdings (1) 22,500,000 Class C common units of OpCo (the “Class C OpCo Units”) and the Holdings Class C Shares.

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

Subsequent to the Business Combination, the Company’s capital structure is comprised of shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”) and shares of Class C common stock, par value $0.0001 per share (the “Class C common stock”). Public stockholders, the Sponsor, and the investors in the PIPE Financing hold shares of Class A common stock and warrants to purchase shares of Class A common stock, and Holdings owns the Holdings Class C Shares and an equal number of Class C OpCo Units.

Our Business

We are a clean fuels company focused on the deployment of our innovative and proprietary liquid fuels processing technology through development of commercial production plants. Our synthesis gas (“syngas”)-to-gasoline plus (STG+®) process converts syngas derived from diverse feedstocks, such as natural gas or biomass, into fully finished liquid fuels that require no additional refining, such as reformulated blend-stock for oxygenate blending (“RBOB”) gasoline. Unlike many other gas-to-liquids technologies, not only can our STG+® process produce renewable gasoline from syngas, but we expect that it will be able to be applied at other production facilities to produce other end products, including methanol.

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

We are currently pursuing opportunities to deploy our technology through development of commercial production plants to deliver scalable and cost-effective gasoline, and we believe that the availability of disadvantaged, stranded or flared natural gas in various markets coupled with the economic upside and environmental impact of this resource presents an opportunity to deploy our STG+® process in order to process such natural gas feedstock into full finished liquid fuels. We have entered into a joint development agreement (the “JDA”) with Cottonmouth Ventures LLC (“Cottonmouth”), a wholly-owned subsidiary of Diamondback Energy, Inc. (“Diamondback”), for the proposed development, construction, and operation of a facility to produce commodity-grade gasoline using natural gas feedstock supplied from Diamondback’s operations in the Permian Basin. In addition to the project contemplated by the JDA with Cottonmouth, we are also evaluating other potential opportunities to deploy our technology in other producing basins with similar large quantities of disadvantaged, stranded or flared natural gas.

In addition, we have adapted the application of our STG+® technology to process various biomass feedstocks into fully finished liquid fuels, including renewable gasoline. This adaptation requires a third-party gasification system to produce acceptable syngas from renewable feedstocks. Our proprietary STG+® system converts the syngas into gasoline. We have participated in carbon lifecycle studies to validate the scoring of carbon intensity, which we define as the quantity of greenhouse gas emissions associated with producing, distributing, and consuming a fuel, per unit of fuel energy (“CI”) and reduced lifecycle emissions (the greenhouse gas emissions associated with the production, distribution, and consumption of a fuel) of our renewable gasoline as well as fuel, blending and engine testing to validate the specification and performance of our gasoline product. Our carbon intensity score is based on an analysis styled after the Department of Energy’s Greenhouse gases Regulated Emissions, and Energy use in Technologies life-cycle analysis. We believe our renewable gasoline, when paired with carbon capture and sequestration, exhibits a significant lifecycle carbon emissions reduction compared to traditional petroleum-based gasoline. As a result, we believe our gasoline produced from renewable feedstock, such as biomass, will qualify under the federal renewable fuel standard (“RFS”) program for the D3 renewable identification number, which could have significant value. Similarly, gasoline produced from our process may also qualify for various state carbon programs, including California’s low carbon fuel standard. In addition to our initial focus on the production of renewable gasoline, we believe that there is opportunity to continue to develop additional process technology to produce middle distillates including lower-carbon diesel and aviation fuel. As with other government programs, the use requirements of the RFS program and other similar state-level programs are subject to change, which could materially harm our business strategy as well as any ability to operate profitably.

As of September 30,2024, we are still in the process of developing our first commercial production facility and have not derived revenue from our principal business activities.

“Clean” or “lower-carbon” as used in relation to our products refers to the lower CI, lower lifecycle emissions, and lower quantity of greenhouse gas emissions resulting directly from fuel combustion, relative to conventional gasoline derived from petroleum. “Renewable” as used in relation to our products refers to energy or fuel derived from biomass feedstock.

Key Factors Affecting Our Prospects and Future Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including competition from other carbon-based and other non-carbon-based fuel producers, changes to existing federal and state level low-carbon fuel credit systems, and other factors discussed under the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, and Part II, Item 1A of this Quarterly Report. We believe the factors described below are key to our success.

Commencing and Expanding Commercial Operations

Concurrent with the Business Combination, Diamondback through its wholly-owned subsidiary, Cottonmouth, made a $20 million equity investment in Verde and entered into an equity participation right agreement pursuant to which Verde must grant Cottonmouth the right to participate and jointly develop facilities in the Permian Basin utilizing Verde’s STG+® technology for the production of gasoline derived from economically disadvantaged natural gas feedstocks. Diamondback is an independent oil and natural gas company headquartered in Midland, Texas, focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. The production of gasoline from natural gas sourced from the Permian Basin is designed to allow Diamondback to mitigate the flaring of natural gas while also producing a high-margin product from natural gas streams that are subject to being price disadvantaged compared to other natural gas basins.

On February 6, 2024, Verde and Cottonmouth entered into the JDA, which provides a pathway forward for the parties to reach final definitive documents and final investment decision (“FID”). The JDA frames the contracts contemplated to be entered into between the parties, including an operating agreement, ground lease agreement, construction agreement, license agreement and financing agreements as well as conditions precedent to close such as FID. The expectation for the project is to produce approximately 3,000 barrels per day of fully-refined gasoline utilizing Verde’s patented STG+® process. We expect that the proposed facility, which is to be located in Martin County, Texas in the heart of the Permian Basin, could serve as a template for additional natural gas-to-gasoline projects throughout the Permian Basin and other pipeline-constrained basins in the U.S., as well as addressing flared or stranded natural gas opportunities internationally.

On June 4, 2024, we announced the selection of Chemex Global, LLC (“Chemex”) as the contractor to spearhead the pre-front-end engineering and design (“FEED”) phase of the project contemplated by the JDA. With the selection of Chemex, FEED work commenced and is expected to be completed in mid-2025. In connection with entering into the JDA and the commencement of FEED, we began to incur development costs with respect to the project. Under the terms of the JDA, 65% of the approved development costs that we incur (which includes the FEED costs) are reimbursed by Cottonmouth. Upon FEED completion and reaching FID, it is anticipated that engineering, procurement and construction work will then commence, with the goal to complete construction in 2027.

In August 2023, we announced a non-binding carbon dioxide management agreement (the “CDMA”) with Carbon TerraVault JV HoldCo, LLC, a carbon management partnership focused on carbon capture and sequestration development formed between Carbon TerraVault, a subsidiary of California Resources Corporation (“CRC”), and Brookfield Renewable Partners. The CDMA was subsequently amended in December 2023 to extend the term to the earlier of entry into a binding, definitive agreement or December 31, 2024. Under the terms of the non-binding CDMA, we would construct a new renewable gasoline production facility at CRC’s existing Net Zero Industrial Park in Kern County, California, to capture carbon dioxide and produce renewable gasoline from biomass and other agricultural waste feedstock to help support the further decarbonization of California’s economy and its transportation sector. It is anticipated that the project could produce up to 7 million gallons per year of renewable gasoline for use as transportation fuel.

In addition to the above, we have additional potential production facility development opportunities in early-stage due diligence. We have identified opportunities to produce gasoline from natural gas in other pipeline-constrained production areas as well as opportunities to produce renewable gasoline from biomass in locations with access to suitable feedstock, carbon sequestration, and markets. We believe the number of identified and planned potential production facilities bodes well for our potential growth.

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

Expenses

General and Administrative Expense

General and administrative expenses consist of compensation costs including salaries, benefits and share-based compensation expense, for personnel in executive, finance, accounting and other administrative functions. General and administrative expenses also include legal fees, professional fees paid for accounting, auditing and consulting services, and insurance costs. Following the Business Combination, we incurred and expect to continue to incur higher general and administrative expenses for public company costs such as compliance with the regulations of the U.S. Securities and Exchange Commission (the “SEC”) and the Nasdaq Capital Market.

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

Contingent consideration

Prior to the Business Combination, we had an arrangement payable to our Chief Executive Officer and a consultant whereby a contingent payment would become payable if certain return on investment hurdles were met within five years of an asset purchase arrangement. The contingent consideration was forfeited in connection with the Closing of the Business Combination.

Other Income

Other income primarily consists of interest and dividend income earned on our cash and cash equivalents balances.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and September 30, 2023

	Three Months Ended September 30,
	2024	2023
General and administrative expenses	$2,693,490	$2,511,176
Research and development expenses	91,303	78,314
Total operating loss	2,784,793	2,589,490

Other (income)	(291,385)	(144,004)
Interest expense	-	67,430
Loss before income taxes	2,493,408	2,512,916
Income tax (benefit)	-	119,186
Net loss	$2,493,408	$2,632,102

General and Administrative

General and administrative expenses increased approximately $0.2 million, or 7%, for the three months ended September 30, 2024 compared to the same period in 2023. The increase was primarily attributable to higher salaries and benefits of $0.2 million as a result of an increase in headcount.

Research and Development

R&D expenses for the three months ended September 30, 2024 were consistent with the same period in 2023.

Other Income

Other income increased approximately $0.1 million for the three months ended September 30, 2024 compared to the same period in 2023. The increase was primarily attributable to higher interest and dividend income earned from our money market investment, which was approximately $19.9 million as of September 30, 2024.

Interest Expense

Interest expense decreased approximately $0.1 million for the three months ended September 30, 2024 compared to the same period in 2023. The decrease was primarily attributable to our former land lease in Maricopa, Arizona, which was classified as a finance lease until the third quarter of 2023, at which time the lease was modified and reclassified to an operating lease. The lease was exited on December 31, 2023. See Note 5 in the accompanying unaudited consolidated financial statements for further information.

Income Taxes

There was no provision for income taxes for the three months ended September 30, 2024 due to a full valuation allowance that was recorded as of September 30, 2023, and maintained as of September 30, 2024. The income tax provision for the three months ended September 30, 2023 was due to changes in estimate related to our 2022 tax obligation.

Comparison of the nine months ended September 30, 2024 and September 30, 2023

	Nine Months Ended September 30,
	2024	2023
General and administrative expenses	$8,471,640	$9,234,697
Contingent consideration	-	(1,299,000)
Research and development expenses	350,158	246,788
Total operating loss	8,821,798	8,182,485

Other (income)	(953,721)	(238,891)
Interest expense	-	236,699
Loss before income taxes	7,868,077	8,180,293
Income tax (benefit)	(13,866)	119,186
Net loss	$7,854,211	$8,299,479

General and Administrative

General and administrative expenses decreased approximately $0.8 million, or 8%, for the nine months ended September 30, 2024 compared to the same period in 2023. The decrease was primarily due to $2.1 million of unit-based compensation expense recorded in the nine months ended September 30, 2023 associated with the accelerated vesting of all the outstanding series A incentive units and Founder incentive units as a result of the Business Combination. The decrease was partially offset by higher salaries and benefits expense of $0.6 million attributable to an increase in headcount, higher professional fees of $0.5 million and higher share-based compensation expense of $0.4 million associated with restricted stock units granted in April 2023 and stock options granted in April 2023 and May 2024.

Contingent Consideration

The $1.3 million change in contingent consideration for the nine months ended September 30, 2024 compared to the same period in 2023 reflects the reversal during the nine months ended September 30, 2023 of the remaining accrual made by Holdings for certain contingent payments due to a contractual forfeiture of the payments following the close of the Business Combination on February 15, 2023. See Note 2 in the accompanying unaudited consolidated financial statements for further information.

Research and Development

R&D expenses for the nine months ended September 30, 2024 increased approximately $0.1 million, or 42% compared to the same period in 2023. The increase was primarily due to higher salaries and benefits expense attributable to an increase in headcount.

Other Income

Other income increased approximately $0.7 million for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily attributable to higher interest and dividend income earned from our money market investment.

Interest Expense

Interest expense decreased approximately $0.2 million for the nine months ended September 30, 2024 compared to the same period in 2023. The decrease was primarily attributable to our former land lease in Maricopa, Arizona, which was classified as a finance lease until the third quarter of 2023, at which time the lease was modified and reclassified to an operating lease. The lease was exited on December 31, 2023.

Income Taxes

The income tax benefit for the nine months ended September 30, 2024 consisted of a refund received in connection with a previously paid income tax penalty. The income tax provision for the nine months ended September 30, 2023 was due to changes in estimate related to our 2022 tax obligation.

Liquidity and Capital Resources

Liquidity

As of September 30, 2024, we are still in the process of developing our first commercial production facility and have not derived revenue from our principal business activities. We do not expect to generate any meaningful revenue unless and until we are able to commercialize our first production facility. Since inception, we have incurred operating losses and generated negative operating cash flows primarily attributable to our ongoing general and administrative expenses and R&D activities.

We measure liquidity in terms of our ability to fund the cash requirements of our development activities and our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve general and administrative expenses and R&D activities for the ongoing development of our first commercial production facility. In connection with entering into the JDA with Cottonmouth, a subsidiary of Diamondback, we have begun to incur development costs with respect to the project, prior to reaching FID and entering into final definitive agreements, irrespective of whether these events occur. We plan to invest approximately $3 million, net of the reimbursement from Cottonmouth, for FEED costs in support of the Permian Basin natural gas-to-gasoline facility.

As of September 30, 2024, we had cash and cash equivalents of $21.7 million. We expect that our current cash would be sufficient to continue funding ongoing general and administrative expenses and R&D activities prior to reaching FID for our first commercial production facility and for at least the next 12 months. We further expect that additional capital will be required, either in the form of equity or project finance, in order to continue development and construction of a commercial production facility.

Summary Statement of Cash Flows for the Nine Months Ended September 30, 2024 and September 30, 2023

The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(6,655,262)	$(6,793,768)
Net cash used in investing activities	(450,764)	(2,723)
Net cash provided by financing activities	-	37,495,502
Net (decrease) increase in cash, cash equivalents and restricted cash	$(7,106,026)	$30,699,011

Cash Flows Used in Operating Activities

Net cash used in operating activities decreased $0.1 million during the nine months ended September 30, 2024 compared to the same period in 2023. The decrease was primarily due to an increase in interest and dividend income and a decrease in cash paid for D&O insurance, mostly offset by higher operating expenses, including salaries and benefits and professional fees.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased $0.4 million during the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily attributable to development costs incurred in connection with the JDA upon commencement of the FEED in June 2024, partially offset by cash reimbursements for such capital expenditures received from Cottonmouth. See Notes 6 and 11 in the accompanying consolidated financial statements for further information.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was zero for the nine months ended September 30, 2024 compared to $37.5 million for the same period in 2023. Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of the net proceeds received from the Closing of the Business Combination and PIPE Financing. Following the Business Combination and the Closing of the PIPE Financing, we received approximately $37.3 million in cash, net of approximately $10.0 million of transaction expenses and the repayment of approximately $3.8 million of capital contributions made by Bluescape Clean Fuels Holdings, LLC since December 2021. The gross amount, before expenses, was composed of approximately $19.0 million release from CENAQ’s Trust Account, after payment of approximately $158.8 million to public stockholders who exercised redemption rights (representing a redemption rate of approximately 89.3%), and $32.0 million of proceeds from the PIPE Financing. We also received $0.1 million from the CENAQ operating account.

Commitments and Contractual Obligations

Off-Balance Sheet Arrangements

As of September 30, 2024, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on that evaluation, as of September 30, 2024, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement, dated as of September 30, 2024 by and between Verde Clean Fuels, Inc. and George W. Burdette III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2024).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2024	VERDE CLEAN FUELS, INC.

	By:	/s/ Ernest Miller
		Name:	Ernest Miller
		Title:	Chief Executive Office
(Principal Executive Officer)

November 13, 2024

	By:	/s/ George Burdette
		Name:	George Burdette
		Title:	Chief Financial Officer
(Principal Financial Officer)