Form 10-K
period 2024-12-31
Verde Clean Fuels, Inc.
filed 2025-03-28
CIK 1841425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____
Commission File Number: 001-40743
Verde Clean Fuels, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-1863331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

711 Louisiana St, Suite 2160 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (908) 281-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	VGAS	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	VGASW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock outstanding held by non-affiliates of the registrant was approximately $35.7 million (based on the closing sales price of the Class A common stock on June 28, 2024 of $4.14 per share as reported on the Nasdaq Capital Market).
As of March 28, 2025, there were 22,049,621 shares of Class A common stock and 22,500,000 shares of Class C common stock of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the Registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part III of this Annual Report on Form 10-K (this “Report” and "Annual Report").

Verde Clean Fuels, Inc.
FORM 10-K
For the Fiscal Year Ended December 31, 2024
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact, included in this Report, including, without limitation, statements under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s expectations and any future financial performance, as well as the Company’s strategy, future operations, financial position, prospects, plans and objectives of management are forward-looking statements. The words “could,” “should,” "would," “will,” “aim,” “may,” “focus,” “believe,” “anticipate,” ”intend,” “estimate,” “expect,” "advance," ”project,” “plan,” “potential,” "goal,” “strategy,” “proposed,” "positions," the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the control of the Company, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Important factors, among others, that may affect actual results or outcomes include:
•the financial and business performance of the Company;
•the ability to maintain the listing of the Class A Common Stock and Public Warrants (each as defined below) on Nasdaq (as defined below), and the potential liquidity and trading of such securities;
•the failure to realize the anticipated benefits of the Business Combination (as defined below) that the Company consummated in February 2023, which may be affected by, among other things, competition;
•the Company’s ability to develop and operate anticipated and new projects;
•the Company’s ability to obtain financing for any current or future projects;
•the reduction or elimination of government economic incentives to the renewable energy market;
•delays in acquisition, financing, construction and development of new or anticipated projects;
•the length of development cycles for new or anticipated projects, including the design and construction processes for the Company’s projects;
•the Company’s ability to identify suitable locations for new or anticipated projects;
•the Company’s dependence on suppliers;
•changes in local, state, and federal laws, regulations or policies that may affect our business or our industry (such as the effects of tax law changes, and changes in environmental, health, and safety regulation and regulations addressing climate change, and trade policy);
•decline in public and governmental acceptance and support of renewable energy development and projects;
•demand for renewable energy not being sustained;
•impacts of climate change, changing weather patterns and conditions, and natural disasters;
•the ability to secure necessary governmental and regulatory approvals;
•the availability of, and our ability to qualify for, federal or state level low-carbon fuel credits or other carbon credits;
•any decline in the value of federal or state level low-carbon fuel credits or other carbon credits and the development of the carbon credit markets;
•risks relating to the Company’s status as a development stage company with a history of net losses and no revenue;

•risks relating to the uncertainty of success, any commercial viability, or delays of the Company’s research and development efforts, including any study in which the Company participates that is funded by the Department of Energy or any other governmental agency;
•significant developments in macroeconomic and political conditions beyond the Company’s control, including disruptions in the supply chain, increased costs due to inflation, the imposition of tariffs or trade disputes;
•the Company’s success in retaining or recruiting, or changes required in, its officers, key employees or directors;
•the ability of the Company to execute its business model, including market acceptance of gasoline derived from renewable feedstocks;
•litigation and the ability to adequately protect intellectual property rights;
•competition from companies with greater resources and financial strength in the industries in which the Company operates;
•other economic, competitive, governmental, legislative, regulatory, geopolitical, and technological factors that may negatively impact our businesses or operations; and
•other factors detailed under the section titled “Risk Factors.”
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
Risks Related to Our Business, Operations and Industry
•Our commercial success depends on our ability to develop and operate plants for the commercial production of gasoline;
•Our limited history, lack of revenue and limited liquidity makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment;
•We are a development stage company with a history of net losses, we are currently not profitable and we may not achieve or maintain profitability, and if we incur substantial losses, we may have to curtail our operations, which may prevent us from successfully operating and expanding our business;
•Significant capital investment is required to develop and conduct our operations and we intend to raise additional funds and these funds may not be available with acceptable terms or may not be available when needed;
•In order to construct new commercial production plants, we typically face a long and variable design, fabrication, and construction development cycle that requires significant resource commitments and may create fluctuations in whether and when any revenue is recognized, and may have an adverse effect on our business;
•Disruption in the supply chain, including increases in costs, shortage of materials or other disruption of supply, or in the workforce could materially adversely affect our business;
•We have entered into relatively new markets, including renewable natural gas, renewable gasoline and biofuel and these new markets are highly volatile and have significant risk associated with current market conditions;
•Fluctuations in the price of product inputs, including natural gas or renewable feedstocks, may affect our cost structure;
•Fluctuations in petroleum prices and customer demand patterns may reduce demand for renewable fuels and bio-based chemicals and a prolonged environment of low petroleum prices or reduced demand for renewable fuels or biofuels could have a material adverse effect on our long-term business prospects, financial condition and results of operations;
•We may face substantial competition from companies with greater resources and financial strength, which could adversely affect our performance and growth;
•Our proposed growth projects may not be completed or, if completed, may not perform as expected and our project development activities may consume a significant portion of our management’s focus, and if not successful, reduce any anticipated profitability;
•Fluctuations in the price and availability of energy to power our facilities may harm our performance;
•We may not be able to develop, maintain and grow strategic relationships, identify new strategic relationship opportunities, or form strategic relationships, in the future;
•Failure of third parties to manufacture quality products or provide reliable services in accordance with schedules, prices, quality and volumes that are acceptable to us could cause delays in developing and operating our commercial production plants, which could damage our reputation, adversely affect our partner relationships or adversely affect our growth;
•We may be unable to successfully perform under future supply and distribution agreements to provide our gasoline, which could harm our commercial prospects;
•Our facilities and processes may fail to produce renewable gasoline at the volumes, rates and costs we expect;

•Even if we are successful in completing our first commercial production plant and consistently producing renewable gasoline on a commercial scale, we may not be successful in commencing and expanding commercial operations to support the growth of our business;
•Our actual costs may be greater than expected in developing our commercial production plants or growth projects, causing us to realize significantly lower profits, if any, or greater losses;
•Our industry and our technologies are rapidly evolving and may be subject to unforeseen changes and developments in alternative technologies may adversely affect the demand for renewable gasoline, and if we fail to make the right investment decisions in our technologies and products, we may be at a competitive disadvantage;
Legal, Legislative and Regulatory Matters
•We may be unable to qualify for existing federal or state level low-carbon fuel credits and other carbon credits and the carbon credit markets may not develop as quickly or efficiently as we anticipate or at all;
•Liabilities and costs associated with hazardous materials, contamination and other environmental conditions may require us to conduct investigations or remediation or expose us to other liabilities, both of which may adversely impact our operations and financial condition;
•Our operations, and future planned operations, are subject to certain environmental, health and safety laws and permitting requirements, which could result in increased compliance costs or additional operating costs and restrictions. Failure to comply with such laws and regulations could result in substantial fines or other limitations that could adversely impact our financial results or operations;
•Increased geopolitical uncertainty, including as a result of evolving domestic and foreign tariff policies, may adversely affect us by increasing the costs of our business;
Risks Related to Ownership of Our Securities and Our Capital Structure
•We are a “controlled company” within the meaning of Nasdaq Capital Market rules and, as a result, qualify for exemptions from certain corporate governance requirements, and as a result, you do not have the same protections afforded to stockholders of companies that are not exempt from such corporate governance requirements; and
•We will be required to make payments under the Tax Receivable Agreement (as defined below) for certain tax benefits that it may claim, and the amounts of such payments could be significant.
Risks Related to Information Technology, Intellectual Property and Cybersecurity
•Failure to protect our intellectual property, inability to enforce our intellectual property rights or loss of our intellectual property rights through costly litigation or administrative proceedings, could adversely affect our ability to compete and our business;
v

PART I
ITEM 1. Business.
Overview
Verde Clean Fuels, Inc. (“we,” “us,” “our,” “Verde,” “Verde Clean Fuels” or the “Company”) is a clean fuels company focused on the deployment of our innovative and proprietary liquid fuels processing technology through development of commercial production plants. Our synthesis gas ("syngas")-to-gasoline plus (STG+®) process converts syngas, derived from diverse feedstocks, into fully finished liquid fuels that require no additional refining. Verde is currently focused on identifying and evaluating opportunities to convert associated natural gas into gasoline, which is expected to provide a market for such natural gas with the added potential benefits of flare mitigation and production of gasoline with a lower carbon intensity than conventional gasoline.
We are a Delaware corporation headquartered in Houston, Texas. Our principal executive offices are located at 711 Louisiana St, Suite 2160, Houston, Texas 77002. We also have a demonstration plant (the "demonstration plant") and office in Hillsborough, New Jersey.
Our shares of Class A Common Stock and Public Warrants (each as defined below) are listed on the Nasdaq Capital Market ("Nasdaq") under the symbols “VGAS” and “VGASW,” respectively. Our primary stockholder is Bluescape Clean Fuels Holdings, LLC (“Holdings”). Holdings is an affiliate of Bluescape Energy Partners, an alternative investment firm.
As of December 31, 2024, the Company is still in the process of developing its first commercial production facility and has not derived revenue from its principal business activities.
“Clean” or “lower-carbon” as used to describe the Company’s products refers to lower carbon intensity (“CI”), lower lifecycle emissions, and lower quantity of greenhouse gas (“GHG”) emissions resulting directly from fuel combustion, relative to gasoline derived from petroleum refining. “Renewable” as used in relation to the Company’s products refers to energy or fuel derived from biomass feedstock.
Development
We acquired our STG+® technology from Primus Green Energy (“Primus”) in 2020, which was originally founded in 2007 and invested over $110 million in developing and demonstrating such technology, including the construction and operation of the demonstration plant. The demonstration plant represents the scalable nature of our operational modular commercial design which has fully integrated reactors and recycle lines and is designed with key variables, like gas velocity and catalyst bed length, at a one-to-one scale with our commercial design.
The demonstration plant began operations in 2013, completed over 10,500 hours of operation and is currently maintained in an idle state.
Technology
Our innovative and proprietary STG+® process converts syngas, derived from diverse feedstocks, such as natural gas or biomass, into fully finished liquid fuels. Our process begins with syngas, consisting primarily of carbon monoxide and hydrogen, that is produced through conventional methods depending on the feedstock utilized. Our process then compresses and passes the syngas through a series of four catalytic reactors in a proprietary sequence to produce fully finished liquid fuels. Such fuels would be free of sulfur and benzene and require no additional refining. The catalysts employed in our process are standard and widely available.
Our proposed commercial production plants would utilize readily available and well-known commercial process equipment components. Furthermore, we will employ a modularized approach to design and build our proposed commercial production plants, with large sections, or modules, fabricated, assembled, and tested in an offsite fabrication shop. The modules would then be transported to the plant site where they would be assembled and integrated with the balance of plant equipment. As a result, our solution is modular and scalable, enabling us to competitively deploy commercial production plants in areas with abundant and low-cost feedstock.
We have developed two different pathways to gasoline production, namely natural gas-to-gasoline and biomass-to-gasoline. In each case, syngas is generated from the feedstock, which is then further refined through the STG+® process to produce reformulated blendstock for oxygenate blending (“RBOB”) gasoline. The gasoline produced is suitable in quality to be considered a “drop-in” substitute to gasoline derived from petroleum refining.

When using natural gas as the feedstock, our technology provides an alternative use for natural gas that is stranded or would otherwise be vented or flared by converting such natural gas to RBOB gasoline. Our technology generates in-basin demand for associated natural gas resulting from oil production, alleviating pipeline and takeaway constraints. This enables oil and gas companies to transform surplus associated natural gas into a high-value marketable product while reducing carbon emissions.
When using biomass as the feedstock, our technology provides an alternative to landfill disposal of organic matter such as agricultural byproducts by converting such biomass to renewable gasoline. Our renewable gasoline, when paired with carbon capture and sequestration, represents a significant reduction in lifecycle carbon emissions as compared to the carbon emissions resulting from gasoline derived from petroleum refining. Our renewable gasoline could also benefit from various federal and state carbon credit programs designed to incentivize reductions in lifecycle CI and GHG emissions.
While we are currently focused on pathways to gasoline production, we believe our STG+® process could also be applied to produce other fully finished liquid fuels, including methanol, renewable diesel, or sustainable aviation fuel.
Growth Strategy
We intend to grow our business by leveraging our competitive advantages in the design and implementation of small-scale modular facilities that can be situated in proximity to renewable feedstock or natural gas sources. We believe we have a number of avenues to achieve our growth objectives:
Construction and Development of Commercial Production Plants
A critical step in our success will be the successful construction and operation of the first commercial production plant using our STG+® technology.
Concurrent with the Business Combination, Diamondback Energy, Inc (“Diamondback”) through its wholly-owned subsidiary, Cottonmouth Ventures LLC (“Cottonmouth"), made a $20 million equity investment in Verde and entered into an equity participation right agreement pursuant to which Verde must grant Cottonmouth the right to participate and jointly develop facilities in the Permian Basin utilizing Verde’s STG+® technology for the production of gasoline derived from economically disadvantaged natural gas feedstocks. Diamondback is an independent oil and natural gas company headquartered in Midland, Texas, focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. The production of gasoline from natural gas sourced from the Permian Basin is designed to allow Diamondback to mitigate the flaring of natural gas while also producing a high-margin product from natural gas streams that are subject to being price disadvantaged compared to other natural gas basins.
In August 2023, we announced a non-binding carbon dioxide management agreement with Carbon TerraVault JV HoldCo, LLC focused on carbon capture and sequestration development with respect to a potential renewable gasoline production facility in Kern County, California, to produce renewable gasoline from biomass and other agricultural waste feedstock. To date, there has been no material progress with respect to this potential project and there is no assurance that this project will materialize.
In February 2024, Verde and Cottonmouth entered into a joint development agreement (the “JDA”) for the proposed development, construction, and operation of a facility to produce commodity-grade gasoline using natural gas feedstock supplied from Diamondback’s operations in the Permian Basin. The JDA provides a pathway forward for the parties to reach final definitive documents and final investment decision (“FID”). The JDA frames the contracts contemplated to be entered into between the parties, including an operating agreement, ground lease agreement, construction agreement, license agreement and financing agreements as well as conditions precedent to close such as FID. We expect that the proposed facility, which is to be located in the Permian Basin (the "Permian Basin Project"), could serve as a template for additional natural gas-to-gasoline projects throughout the Permian Basin and other pipeline-constrained basins in the U.S., as well as addressing flared or stranded natural gas opportunities internationally.
In December 2024, we entered into a Class A Common Stock Purchase Agreement with Cottonmouth (the “Purchase Agreement"), pursuant to which we agreed to issue and sell to Cottonmouth in a private placement an aggregate of 12,500,000 shares (the “PIPE Shares”) of our Class A common stock, par value $0.0001 ("“Class A Common Stock"”), at a price of $4.00 per share for an aggregate purchase price of $50,000,000 (the “PIPE Investment”). Closing of the PIPE Investment occurred on January 29, 2025. We expect to use the proceeds from the PIPE Investment to further the development and construction of potential natural gas-to-gasoline production plants in the Permian Basin and for other general corporate purposes. See Item 5. “Management’s Discussion and Analysis of Financial Condition and Results of

Operations – Recent Developments” and Note 15 in the accompanying Consolidated Financial Statements for further information.
We plan to grow our business by building and operating a portfolio of commercial production plants. In addition to the Permian Basin Project that may be jointly developed with Cottonmouth, we have identified potential opportunities to produce gasoline from natural gas in other pipeline-constrained production areas as well as opportunities to produce renewable gasoline from biomass in locations with access to suitable feedstock, carbon sequestration, and markets.
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
Establishing and Maintaining Relationships with Key Strategic Partners
We have established, maintained and managed strategic relationships with certain key strategic partners, including Cottonmouth, who have the resources to promote mutually beneficial business relationships and grow our business. To expand our business, we plan to continue to identify and evaluate development and partnership opportunities and other suitable and scalable business relationships.
Other Important Relationships
In June 2024, the Company entered into a contract with Chemex Global, LLC (“Chemex”), a Shaw Group company (“Shaw Group”), for a front-end engineering and design (“FEED”) study related to the Permian Basin Project. Assuming the Permian Basin Project achieves FID, Chemex would also be expected to perform engineering, procurement, and construction (“EPC”) services. The EPC contractor will be an important strategic relationship for Verde to support the strategy of engineering a system once and building many with minimal changes.
Koch Modular Process Systems, LLC (“Koch”) is expected to be an important EPC subcontractor and equipment manufacturer. Koch specializes in the design and manufacturing of modular mass transfer systems, which we intend to employ to design and build our proposed commercial production plants.
Formation, Business Combination and Related Transactions
On February 15, 2023 (the “Closing Date”), we consummated (the "Closing") a business combination (the "Business Combination") pursuant to that certain business combination agreement, dated as of August 12, 2022 (“Business Combination Agreement”), by and among CENAQ Energy Corp. (“CENAQ”), a Delaware corporation, Verde Clean Fuels OpCo, LLC, a Delaware limited liability company and a wholly owned subsidiary of CENAQ (“OpCo”), Holdings, Bluescape Clean Fuels Intermediate Holdings, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Holdings (“Intermediate”), and CENAQ Sponsor LLC (“Sponsor”). Immediately upon the completion of the Business Combination, CENAQ was renamed as "Verde Clean Fuels, Inc."
Pursuant to the Business Combination Agreement: (i) CENAQ filed a fourth amended and restated certificate of incorporation (the “Fourth A&R Charter”) with the Secretary of State of the State of Delaware reflecting the name change to “Verde Clean Fuels, Inc.” and increasing the number of authorized shares of Verde Clean Fuels’ capital stock, par value $0.0001 per share, to 376,000,000 shares, consisting of (A) 350,000,000 shares of Class A Common Stock, (B) 25,000,000 shares of Class C common stock, par value $0.0001 per share (the "Class C Common Stock" and together with the Class A Common Stock, the "Common Stock") and (C) 1,000,000 shares of preferred stock, par value $0.0001 per share; (ii) (A) CENAQ contributed to OpCo (1) all of its assets (excluding its interests in OpCo and the aggregate amount of cash required to satisfy any exercise by CENAQ stockholders of their Redemption Rights (as defined below)) and (2) 22,500,000 newly issued shares of Class C Common Stock (such shares, the “Holdings Class C Shares”) and (B) in exchange therefor, OpCo issued to CENAQ a number of Class A common units of OpCo (the “Class A OpCo Units”) equal to the number of total shares of Class A Common Stock issued and outstanding immediately after the consummation of the transactions (the “Transactions”) contemplated by the Business Combination Agreement (such transactions, the “SPAC Contribution”); and (iii) immediately following the SPAC Contribution, (A) Holdings contributed to OpCo 100%

of the issued and outstanding limited liability company interests of Intermediate and (B) in exchange therefor, OpCo transferred to Holdings (1) 22,500,000 Class C common units of OpCo (the “Class C OpCo Units” and, together with the Class A OpCo Units, the “OpCo Units”) and (2) the Holdings Class C Shares (such transactions, the "Holdings Contribution"). Additionally, the following transactions occurred in connection with the Business Combination:
•The issuance and sale of 3,200,000 shares of Class A Common Stock for a purchase price of $10.00 per share (Holdings purchased 800,000 of these shares of Class A Common Stock), for an aggregate purchase price of $32,000,000, in a private placement (the “PIPE Financing”);
•An aggregate of $158.8 million was paid from the CENAQ trust account to holders of 15,403,880 shares of Class A Common Stock that exercised their redemption rights (“Redemption Rights”) and the balance of $19,031,516 of proceeds from CENAQ’s trust account related to non-redeeming holders of 1,846,120 shares of Class A Common Stock were released from trust and delivered to Verde Clean Fuels as part of the Business Combination;
•We repaid $3,750,000 of capital contributions made by Holdings and paid $10,043,793 of transaction expenses including deferred underwriting fees of $1,700,000;
•As additional consideration for the Holdings Contribution, the Company will cause OpCo to transfer to Holdings up to 3,500,000 Class C OpCo Units and a corresponding 3,500,000 shares of Class C Common Stock (the “Earn Out Equity”), upon the occurrence of a Triggering Event (as defined below). A Triggering Event occurs on the date on which the Company's Class A Common Stock's volume-weighted average share price for any 20 trading days within any period of 30 consecutive trading days during the period between the Closing Date, being February 15, 2023, and the earlier of the five-year anniversary of the Closing Date or the date a Company Sale (as defined in the Business Combination Agreement) is consummated (the “Earn Out Period”) is greater than or equal to $15.00 (“Triggering Event I”) or $18.00 (“Triggering Event II” and, together with Triggering Event I, Triggering Event"). Upon the occurrence of Triggering Event I within the Earn Out Period, an aggregate of 1,750,000 Class C OpCo Units and a corresponding 1,750,000 shares of Class C Common Stock will be transferred to Holdings, and upon the occurrence of Triggering Event II within the Earn Out Period, an aggregate of 1,750,000 Class C OpCo Units and a corresponding 1,750,000 shares of Class C Common Stock will be transferred to Holdings. If there is a Company Sale during the Earn Out Period pursuant to which the Company or any of its holders of Class A Common Stock have the right to receive consideration implying a value per share of Class A Common Stock that is greater than or equal to the applicable price specified in the Triggering Events, any Earn Out Equity that has not previously transferred will be deemed to have been transferred immediately prior to the closing of such Company Sale, and Holdings will be eligible to participate in such Company Sale with respect to the Earn Out Equity deemed transferred on the same terms, and subject to the same conditions, as apply to the holders of Class A Common Stock generally. Upon consummation of a Company Sale, the Earn Out Period will terminate and Holdings will have no further right to receive or earn the Earn Out Equity other than in accordance with the Triggering Events, with respect to such Company Sale;
•The Sponsor agreed to forfeit 2,475,000 of its Private Placement Warrants (as defined below), retaining 2,475,000 Private Placement Warrants for which it paid $2,475,000 to CENAQ in a private placement transaction that occurred concurrent with the closing of the initial public offering;
•Sponsor agreed to subject 3,234,375 shares (the “Sponsor Subject Shares”) of its 3,487,500 shares of Class A Common Stock received upon conversion of its founder shares to forfeiture if a Triggering Event, does not occur during the time period between the Closing Date, being February 15, 2023, and the earlier of (i) the five-year anniversary of the Closing Date or (ii) the date a Company Sale is consummated (the “Forfeiture Period”); 50% of the Sponsor Subject Shares will no longer be subject to forfeiture if Triggering Event I occurs during the Forfeiture Period and the balance of 50% of the Sponsor Subject Shares will no longer be subject to forfeiture if Triggering Event II occurs during the Forfeiture Period. If during the Forfeiture Period there is a Company Sale pursuant to which the Company or its holders of Class A Common Stock have the right to receive consideration implying a per share value of Class A Common Stock of greater than or equal to $15.00 or $18.00, respectively, then a Triggering Event will be deemed to have occurred. If neither Triggering Event occurs during the Forfeiture Period, upon the expiration of the Forfeiture Period, the Sponsor Subject Shares will immediately be forfeited to the Company for no consideration and immediately cancelled;
•The forfeiture by underwriters of 189,750 shares of Class A Common Stock; and
•The issuance of 253,125 and 825,000 shares of Class A Common Stock to the Sponsor and certain other investors in CENAQ’s initial public offering upon conversion of shares of Class B common stock of CENAQ.

Total proceeds raised from the Business Combination were $51,122,970 consisting of $32,000,000 in PIPE Financing proceeds, $19,031,516 from the CENAQ trust, and $91,454 from the CENAQ operating account offset by $10,043,793 in transaction expenses which were recorded as a reduction to additional paid in capital, and offset by a $3,750,000 capital repayment to Holdings, resulting in net proceeds of $37,329,178. As of the consummation of the Business Combination, there were (i) 31,858,620 shares of our Common Stock issued and outstanding, comprised of 9,358,620 shares of Class A Common Stock and 22,500,000 shares of Class C Common Stock and (ii) 2,475,000 shares of our Class A Common Stock reserved for issuance upon exercise of 2,475,000 private placement warrants originally issued by CENAQ (“Private Placement Warrants”) and 12,937,479 shares of our Class A Common Stock reserved for issuance upon exercise of our 12,937,479 public warrants issued in the initial public offering (“Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). Each of the Warrants is currently exercisable to purchase one share of Class A Common Stock at $11.50 per share on or prior to February 15, 2028, except for 29,216 Public Warrants that were exercised for cash of $335,984 in connection with the issuance of 29,216 shares of Class A Common Stock during the fiscal year beginning January 1, 2023.
Prior to the Business Combination, Verde Clean Fuels, previously CENAQ, was a special purpose acquisition company (“SPAC”) incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.
Pursuant to Accounting Standards Codification ("ASC") 805 – Business Combinations (“ASC 805”), the Business Combination was accounted for as a common control reverse recapitalization where Intermediate was deemed the accounting acquirer and Verde Clean Fuels was treated as the accounting acquiree, with no goodwill or other intangible assets recorded, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Business Combination was not treated as a change in control of Intermediate. This determination reflects Holdings holding a majority of the voting power of Verde Clean Fuels, Intermediate’s pre-Business Combination operations being the majority post-Business Combination operations of Verde Clean Fuels, and Intermediate’s management team retaining similar roles at Verde Clean Fuels. Further, Holdings continues to control the Company's Board of Directors (the "Board" or "Board of Directors") through its majority voting rights. Under ASC 805, the assets, liabilities, and noncontrolling interests of Intermediate are recognized at their carrying amounts on the date of the Business Combination.
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
Holders of Class C OpCo Units, other than Verde Clean Fuels, have the right (a "redemption right"), subject to certain limitations, to exchange all or a portion of its Class C OpCo Units and a corresponding number of shares of Class C Common Stock for, at OpCo’s election, (i) shares of Class A Common Stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, or (ii) an equivalent amount of cash.
On the Closing Date, in connection with the consummation of the Business Combination, Verde Clean Fuels entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Holdings (together with its permitted transferees, the “TRA Holders,” and each a “TRA Holder”). Pursuant to the Tax Receivable Agreement, Verde Clean Fuels is required to pay each TRA Holder 85% of the amount of net cash savings, if any, in U.S. federal, state and local income and franchise tax that Verde Clean Fuels actually realizes (computed using certain simplifying assumptions) or is deemed to realize in certain circumstances in periods after the Closing Date as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of Verde Clean Fuels’ acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Class C OpCo Units pursuant to the exercise of the OpCo exchange right, a mandatory exchange or the call right (collectively referred to as “Exchange Right, a Mandatory Exchange or the Call Right”) and (ii) imputed interest deemed to be paid by Verde Clean Fuels as a result of, and additional tax basis arising from, any payments Verde Clean Fuels makes under the Tax Receivable Agreement. Verde Clean Fuels will retain the benefit of the remaining 15% of these net cash savings. The Tax Receivable Agreement contains a payment cap of $50,000,000 (the "Payment Cap"), which applies only to certain payments required to be made in connection with the occurrence of a change of control. The Payment Cap would not be reduced or offset by any amounts previously paid under the Tax Receivable Agreement or any amounts that are required to be paid (but have not yet been paid) for the year in which the change of control occurs or any prior years.

Intellectual Property
As of December 31, 2024, we held 28 patents globally, including 8 patents in the U.S., and had 3 pending patent applications globally. These patents, filed across 14 jurisdictions, including the U.S., protect key aspects of our technology, including the STG+® process, our proprietary method for converting syngas into gasoline. We believe our intellectual property rights are important assets for our success, providing a significant competitive advantage, and we aggressively protect these rights to maintain our competitive advantage in the market. Our U.S. patents expire on dates ranging from 2032 through 2039. We regularly review our development efforts to assess the existence and patentability of new technology and inventions, and we are prepared to file additional patent applications when we determine it would benefit our business to do so.
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
Market Opportunity
Demand for Renewable and Lower-Carbon Gasoline
Energy markets are undergoing dramatic changes as they shift from fossil fuels to carbon-reduced and carbon-free sources. A series of technological, economic, regulatory, social and investor pressures are leading the drive to decarbonize energy and sectors that are major energy consumers, such as transportation.
According to the U.S. Energy Information Administration’s (the “EIA”) “U.S. Energy-Related Carbon Dioxide Emissions, 2023,” gasoline accounted for more than 20% of the U.S.’s energy-related carbon dioxide (“CO2”) emissions in 2023 and overall, transportation represented approximately 39% of total U.S. energy-related CO2 emissions (or 1,856 million tons of CO2). Within the approximately 39% of total U.S. energy-related CO2 emissions caused by the transportation sector, in 2023, gasoline accounted for approximately 56% of the total (or 1,033 million tons of CO2) and accounted for over twice the emissions of diesel (which produced approximately 460 million tons of CO2) and over four times the emissions of jet fuel (which produced approximately 247 million tons of CO2). Uptake on competing emissions-reduction technologies, such as electric vehicles, is growing, but, according to BloombergNEF, is only expected to reach 24% of the projected 2035 total vehicle fleet in the U.S. As a result, the EIA predicts 2035 gasoline demand to be at 92-102% of 2022 levels. According to the EIA’s “2022 Annual Energy Outlook,” petroleum and natural gas are projected to remain as the most-consumed source of energy in the U.S. through 2050, and motor gasoline is projected to be the most commonly used transportation fuel despite electric vehicles gaining market share.
Production of renewable gasoline paired with carbon capture and sequestration results in a fuel that has a negative CI score, meaning that more carbon is sequestered in the production of a gallon of fuel than is emitted by the consumption of that same quantity of fuel.
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
Competition
Our traditional competitors in the renewable fuel market include companies in the incumbent petroleum-based industry, as well as those in the emerging renewable fuels industry and others selling carbon credits as a commodity. Our direct competitors are limited. There are only two other companies of which we are aware that also have their own technology to convert syngas into renewable gasoline: ExxonMobil Corporation (“Exxon”) and Topsoe A/S (“Topsoe”). Although Exxon’s chemistry process is similar to ours, Exxon has historically focused on larger scale projects and markets. Topsoe, although it also focuses on larger scale projects, only licenses its technology and processes to others and does not produce renewable liquid hydrocarbons. We expect other market participants to emerge as competitors in the future.
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
Raw Materials and Suppliers
We plan to use renewable feedstocks, such as biomass, and other feedstocks, such as natural gas, to produce our renewable or lower-carbon gasoline. We plan on contracting with various suppliers for renewable feedstocks, and intend to work with other commercial waste companies, agricultural industry participants and landowners to source our renewable feedstocks and maintain an established supply of product inputs. Additionally, to lower feedstock costs and maximize the ease of access to sufficient feedstock volumes for commercial production, we intend to develop future commercial production plants in locations near biomass, natural gas or other feedstock sources. We do not intend to be dependent on sole source or limited source suppliers for any of our raw materials or chemicals. Additionally, as we intend to rely on various suppliers for the catalysts we use in our STG+® process, we do not expect to be dependent on a sole source for our supply of catalysts.
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
Natural Gas. We have a strategic partnership with Cottonmouth to develop natural gas-to-gasoline facilities in the Permian Basin. We believe that these facilities will create a higher-value sales channel for natural gas producers by converting economically disadvantaged natural gas into high value gasoline. Verde believes that similar strategic partnerships can be formed in other natural gas constrained basins such as the Appalachian Basin, the Williston Basin, and the Uinta Basin. These opportunities are not limited to producing basins in the United States. The Company expects to find similar opportunities globally.
Carbon Credits. Expanding the application of our STG+® technology could also expand how we can create revenue opportunities. The value of our operations could include carbon credits derived from converting waste and other bio-feedstocks into a single, finished fuel, which can have value. For example, certain gasoline produced from renewable feedstock, such as cellulosic biomass, qualifies under the federal renewable fuel standard (“RFS”) for a D3 renewable identification number, a renewable fuel credit based, in part, on GHG intensity (“RIN”). Similarly, we believe that gasoline produced in this fashion could also qualify for various state carbon programs including California’s low carbon fuel standard ("LCFS"). However, as with other government programs, the use requirements of the RFS program and similar state-level programs are subject to change, which could impact potential opportunities.
Regulatory Environment
Demand for renewable fuel has grown significantly over the past several years and is expected to continue to grow due in part to federal requirements for cellulosic biofuel volume obligations through programs such as the RFS, which was created under the Energy Policy Act of 2005 (the “Energy Act”), which amended the Clean Air Act (“CAA”) and was expanded through the Energy Independence and Security Act of 2007 (the “EISA”). The EISA requires the use of specific volumes of biofuel in the U.S. and is aimed at (i) increasing energy security by reducing U.S. dependence on foreign oil and establishing domestic green fuel related industries and (ii) improving the environment through the reduction of GHG emissions. Under the RFS program, transportation fuel sold in the U.S. must contain a certain minimum volume of renewable fuel. The U.S. Environmental Protection Agency (the "EPA") administers the RFS program with volume requirements for several categories of renewable fuels, which volume requirements are established through a notice-and-comment rulemaking process intended to occur at least 14 months prior to the year in which the volume will be required. In July 2023 (as corrected in August 2023), EPA issued its latest final rule that establishes the biofuel volume requirements for 2023 to 2025. Importantly, these most recent volume requirements include a steady growth of biofuels for 2023, 2024 and 2025. EPA is expected to issue its next notice of proposed rulemaking for the RFS program in 2025. See “Item 1. Business—Environmental, Social and Governance—Sustainability” for more information. However, as stated above, the RFS program is subject to change, including by modification or repeal by Congressional action or action by the EPA or the EPA administrator and EPA has, in some cases, failed to issue volume requirements sufficiently far in advance, which can contribute to uncertainty for producers of renewable fuels. Similarly, state-level programs like California’s LCFS are also subject to change.
Our future operations are subject to stringent and complex laws and regulations governing environmental protection and human health and safety. Compliance with such laws and regulations can be costly, and noncompliance can result in substantial penalties. Laws and regulations that may have an impact on our business include:
•The federal Comprehensive Environmental Response, Compensation and Liability Act (or “CERCLA”) and analogous state laws, impose joint and several liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of the site where the release occurred, past owners and operators of the site, and companies that disposed of or arranged for the disposal of hazardous substances found at the site. Responsible parties under CERCLA may be liable for the costs of cleaning up hazardous substances that have been released into the environment and for damages to natural resources. Additionally, it is not uncommon for third parties to assert claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment.
•The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act (or “RCRA”), is the principal federal statute governing the management of wastes, including the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements and liability for failure to meet such requirements, on a person who is either a generator or transporter of hazardous waste or an owner or operator of a hazardous waste treatment, storage, or disposal facility. We anticipate that many wastes generated by our manufacturing facility or process will be governed by RCRA.
•The federal Water Pollution Control Act (also referred to as the “Clean Water Act”) imposes restrictions and controls on the discharge of pollutants into navigable waters. These controls have become more stringent over the years, and it is possible that additional restrictions may be imposed in the future. Permits must be obtained to discharge pollutants into state and federal waters. The Clean Water Act provides for civil, criminal and administrative penalties for discharges of oil and other pollutants and imposes liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. Comparable state statutes impose liability and authorize penalties in the case of an unauthorized discharge of petroleum or its derivatives or other pollutants into state waters.
•The CAA and associated state laws and regulations restrict the emission of air pollutants from many sources, including facilities involved in manufacturing biofuels. New facilities are generally required to obtain permits before operations can commence, and new or existing facilities may be required to incur certain capital expenditures to install air pollution control equipment in connection with obtaining and maintaining operating permits and approvals. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties for non-compliance with permits or other requirements of the CAA and associated state laws and regulations.
•The federal Endangered Species Act, the federal Marine Mammal Protection Act and similar federal and state wildlife protection laws prohibit or restrict activities that could adversely impact protected plant and animal species or habitats. Construction of facilities could be prohibited or delayed in areas where such protected species or habitats may be located, or mitigation may be required to accommodate such activities. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures which may adversely impact our business or operations.
•The Inflation Reduction Act of 2022 (the “IR Act”) provides for, among other things, a new clean hydrogen production tax credit, a new credit for sustainable aviation fuel, credits for the production and purchase of electric vehicles, expanding eligibility for and increasing the value of the carbon capture and sequestration credit, extending the biodiesel, renewable diesel and alternative fuels tax credit, funding biofuel refueling infrastructure and providing additional funding for working lands conservation programs for farmers. The IR Act could have many potential impacts on our business that we are continuing to evaluate, including new opportunities to access production tax credits, carbon sequestration credits, and other benefits, which could result in changes in the configuration of the plant, and could slightly delay commercial operation. In January 2025, President Trump issued an executive order directing an immediate pause on the disbursement of funds appropriated through the Infrastructure Investment and Jobs Act and the IR Act. This pause on disbursements is subject to ongoing legal challenges. Furthermore, the IR Act may be subject to attempts to amend or repeal, including through Congressional budget reconciliation. The full impact of these actions and next steps remains uncertain at this time.
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
In addition to compliance with environmental regulations, we expect that our future operations will be subject to federal RFS program regulations. The EPA administers the RFS program with volume requirements for several categories of renewable fuels, which volume requirements are established through a notice-and-comment rulemaking process intended to occur at least 14 months prior to the year in which the volume will be required. In July 2023 (as corrected in August 2023), EPA issued a final rule that establishes the biofuel volume requirements for 2023 to 2025. EPA is expected to issue its next notice of proposed rulemaking for the RFS program in 2025. The EPA calculates a blending standard annually based on estimates of gasoline usage from the EIA. Different quotas and blending requirements are determined for cellulosic biofuels, biomass-based diesel, advanced biofuels and total renewable fuel. RINs are used to ensure that the prescribed levels of blending are met. EPA’s RFS regulations establish rules for fuel supplied and administer the RIN system for compliance, trading credits and rules for waivers. We anticipate that our renewable gasoline and other future products will benefit from the RFS program. However, as stated above, the use requirements of the RFS program or state programs could change, which may impact our products and harm our ability to operate profitably. See “Item 1. Business—Environmental, Social and Governance—Sustainability" for more information.
Environmental, Social and Governance (“ESG”)
Sustainability. Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and may continue to be made at the international, national, regional, and state levels of government to monitor and limit emissions of GHGs, with the reduction of GHG from the energy and transportation sectors being a key focus.
The RFS program was created under the Energy Act, which amended the CAA. The EISA further amended the CAA by expanding the RFS program. The EPA implements the RFS program under the guidance of the U.S. Department of Agriculture and the Department of Energy.
We have participated in carbon lifecycle studies to validate the scoring of our CI, which we define as the quantity of GHG emissions associated with producing, distributing, and consuming a fuel, per unit of fuel energy and reduced lifecycle emissions (the GHG emissions associated with the production, distribution, and consumption of a fuel) of our renewable gasoline as well as fuel, blending and engine testing to validate the specification and performance of our gasoline product. Our CI score is based on an analysis styled after the Department of Energy’s Greenhouse gases Regulated Emissions, and Energy use in Technologies (“GREET”) lifecycle analysis.
We believe our gasoline produced from renewable feedstock, such as biomass, would qualify under the RFS program for a D3 RIN, which could have significant value. Similarly, gasoline produced from our process may also qualify for various state carbon programs, including California’s LCFS.
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
•Cellulosic biofuel, must be produced from cellulose, hemicellulose or lignin and must meet a 60% lifecycle GHG reduction, is assigned a D-code of 3 (cellulosic biofuel) or a D-code of 7 (cellulosic diesel);
•Biomass-based diesel, which must meet a 50% lifecycle GHG reduction, is assigned a D-code of 4;
•Advanced biofuel which can be produced from qualifying renewable biomass (except corn starch) and must meet a 50% GHG reduction, is assigned a D-code of 5; and
•Renewable fuel (non-advanced/conventional biofuel, like ethanol from corn starch) is assigned a D-code of 6 (grandfathered fuels are also assigned a D-code of 6) and must meet a 20% lifecycle GHG reduction threshold.
The 2007 enactment of EISA significantly increased the size of the program and included key changes, including:
•boosting the long-term goals to 36 billion gallons of renewable fuel;
•extending yearly volume requirements out to 2022 by statute and, after 2022, establishing a notice-and-comment rulemaking process by which EPA must determine the applicable volumes at least 14 months prior to the year in which the volume will be required;
•adding explicit definitions for renewable fuels to qualify (e.g., renewable biomass, GHG emissions) versus a 2005 petroleum baseline;
•creating grandfathering allowances for volumes from certain existing facilities; and
•including specific types of waiver authorities.
The EPA has the authority to adjust cellulosic, advanced and total volumes set by Congress as part of the annual rule process.
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
Obligated Parties use RINs to demonstrate compliance with the standard. These parties must obtain sufficient RINs for each category in order to demonstrate compliance with the annual standard. Some of the regulations regarding RINs include the following:
•RINs are generated when a producer makes a gallon of renewable fuel;
•At the end of the compliance year, Obligated Parties use RINs to demonstrate compliance;
•RINs can be traded between parties;
•Obligated Parties can buy gallons of renewable fuel with RINs attached, and they can also buy RINs on the open market; and
•Obligated Parties can carry over unused RINs between compliance years. They may carry a compliance deficit into the next year. This deficit must be made up the following year.
The RFS program’s four renewable fuel categories are “nested” within each other. This means the fuel with a higher GHG reduction threshold can be used to meet the standards for a lower GHG reduction threshold. For example, fuels or RINs for advanced biofuel (e.g., cellulosic, biodiesel or sugarcane ethanol) can be used to meet the total renewable fuel standards.
For cellulosic standards, an additional flexibility is provided by statute. Cellulosic waiver credits (“CWCs”) have historically been offered at a price determined by a formula in the Energy Act. Obligated Parties had the option of purchasing CWCs plus an advanced RIN in lieu of blending cellulosic biofuel or obtaining a cellulosic RIN. As a result, CWCs, in some cases, set a ceiling for cellulosic RIN prices. However, in the EPA’s July 2023 rule (as corrected in August 2023), EPA interpreted its authority in setting RIN volumes for 2023 through 2025 (which, for the first time were not set forth in statute) so as to preclude it from issuing CWCs in those years, absent a future waiver of EPA-established cellulosic standards. The EPA is expected to issue its next notice of proposed rulemaking for the RFS program in 2025.
In November 2021, the U.S. Infrastructure Investment and JOBS Act was signed into law that includes $65 billion in funding for power and grid investments. This includes investments in grid reliability and resiliency as well as clean energy technologies such as carbon capture, hydrogen and advanced nuclear, including small modular reactors. Additionally, in December 2021, President Biden signed an executive order mandating all electricity procured by the government be 100% carbon pollution-free by 2030, including at least 50% from around-the-clock dispatchable generation sources. The order also requires that federally owned buildings produce no net emissions by 2045 and that each federal agency achieve 100% zero-emission vehicle acquisitions by 2035. In January 2025, President Trump issued an executive order directing an immediate pause on the disbursement of funds appropriated through the Infrastructure Investment and Jobs Act and the IR Act. This pause on disbursements is subject to ongoing legal challenges. Furthermore, the IR Act may be subject to attempts to amend or repeal, including through Congressional budget reconciliation. The full impact of these actions and next steps remains uncertain at this time.
Efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols intended to address global climate change issues. These include the Paris Agreement (an international agreement from the 21st Conference of the Parties ("COP") of the United Nations Framework Convention on Climate Change that is aimed at addressing climate change with member countries agreeing to nationally determine their contributions and set GHG emission reduction goals every five years, and the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030, including “all feasible reductions” in the energy sector. Since its formal launch at the 26th COP, over 150 countries have joined the pledge. At the 27th COP, the EPA’s supplemental proposed rule to reduce methane emissions from existing oil and gas sources was announced and the U.S. agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane intensity natural gas. Subsequently, at the 28th COP, member countries (including the United States) entered into an agreement that calls for actions toward achieving, at a global scale, a tripling of renewable energy capacity and doubling energy efficiency improvements by 2030. At the 29th COP, participants representing 159 countries met to review progress toward the goals of the Global Methane Pledge and the addition of nearly $500 million in new grant funding for methane abatement. However, in January 2025, President Trump issued an executive order directing immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. The full impact of these actions remains unclear at this time. However,many state and local leaders have intensified or stated their intent to intensify efforts to support international climate commitments and treaties, in addition to considering or enacting laws requiring the disclosure of climate-related information and developing programs that are aimed at reducing GHG emissions by means of cap and trade programs, carbon taxes or encouraging the use of renewable energy or alternative low-carbon fuels. Many such initiatives at the international, state and local levels are expected to continue.
In addition, in March 2024, the SEC issued final rules regarding the enhancement and standardization of mandatory climate-related disclosures for investors. In April 2024, the SEC issued an administrative stay of the implementation of the rules, pending judicial review. Accordingly, we cannot predict whether the rules will be implemented as finalized, when they will become effective, if at all, nor the costs of implementation or any potential resulting adverse impacts.
Investor Pressures
The effects of climate change, including extreme weather events and rising temperature and the increased health and socio-economic stability of at-risk populations, have increased public focus on reducing GHGs and moving toward reduced carbon energy solutions. Because of this, we see environmentally conscious policies, initiatives and businesses growing in value and preference among certain stakeholders.
For example, certain segments of the investor community have enhanced their consideration of ESG factors during the investment process and/or shifted their portfolios away from carbon-intensive assets. In addition, a number of large integrated energy companies have set decarbonization strategies and diversified into different forms of carbon-free and carbon-reduced energy.
Human Capital Resources
As of December 31, 2024, our workforce consisted of 10 employees and 4 contractors. Our workforce is mostly concentrated in proximity to our offices in Houston, Texas and Hillsborough, New Jersey. We have not experienced any work stoppages and consider our relationship with our employees to be in good standing.
Available Information
Our internet website address is www.verdecleanfuels.com.
We furnish or file with the SEC our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K. We make these documents available free of charge on our website under the “Investors” tab as soon as reasonably practicable after they are filed or furnished with the SEC. In addition, corporate governance information, including our corporate governance guidelines and code of ethics, is also available on our investor relations website under the heading “Governance Documents.” Information contained on, or accessible through, our website is not incorporated by reference into this Annual Report or any of our other filings with the SEC. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
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
Controlled Company Status
We are a “controlled company” within the meaning of the Nasdaq Stock Market LLC corporate governance standards. As a controlled company, we may elect not to comply with certain Nasdaq corporate governance standards. See “Item 1A. Risk Factors—Risks Related to Ownership of Our Securities and Our Capital Structure—We are a “controlled company” within the meaning of Nasdaq rules and, as a result, qualify for exemptions from certain corporate governance requirements, and as a result, you do not have the same protections afforded to stockholders of companies that are not exempt from such corporate governance requirements."
ITEM 1A. Risk Factors.
Risk Factors
This Annual Report contains forward-looking information based on our current expectations. Our business involves significant risks, some of which are described below. You should carefully consider these risk factors, together with all of the other information included in this Annual Report, as well as our other publicly available filings with the SEC. The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this Annual Report and our other filings with the SEC could harm our business, financial condition, results of operations, cash flows, and the trading price of our securities, and cause actual results to differ materially from those anticipated in the forward-looking statements.
We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition.
Risks Related to Our Business, Operations and Industry
Our commercial success depends on our ability to develop and operate plants for the commercial production of gasoline.
Our business strategy includes growth primarily through the construction and development of commercial production plants. This strategy depends on our ability to successfully construct and complete commercial production plants on favorable terms and on our expected schedule, obtain the necessary permits, governmental approvals and carbon credit qualifications needed to operate our commercial production plants and identify and evaluate development and partnership opportunities to expand our business. We cannot guarantee that we will be able to successfully develop any commercial production plants, obtain necessary approvals, qualifications and permits necessary to operate, identify new opportunities and develop new technologies and commercial production plants, or establish and maintain our relationships with key strategic partners. In addition, we will compete with other companies for these development opportunities, which may increase our costs. We also expect to achieve growth through the expansion of our in-process projects as the facilities are expanded or otherwise begin to produce renewable gasoline, but we cannot assure you that we will be able to reach or renew the necessary agreements to complete these commercial production plants or expansions. If we are unable to successfully identify and consummate future commercial production plant opportunities or complete or expand our planned commercial production plants, it will impede our ability to execute our growth strategy.

There is no assurance that our JDA with Cottonmouth will result in a FID to proceed and/or entry into final definitive agreements with respect to the proposed project in the Permian Basin. We will be required to expend development costs prior to such determination, which costs we will not recoup if such project does not proceed.
Our ability to develop and operate commercial production plants, as well as expand production at future commercial production plants, is subject to many risks beyond our control, including:
•regulatory changes that affect the value of renewable fuels or low-carbon fuels including changes to existing federal RFS program or state level low-carbon fuel credit systems, which could have a significant effect on the financial performance of our commercial production plants and the number of potential projects with attractive economics;
•technological risks, including technological advances or changes in production methods that may render our technologies and products obsolete or uneconomical, delaying or failing to adapt or incorporate technological advances, new standards or production technologies that may require us to make significant expenditures to replace or modify our operations, and challenges in obtaining, implementing or financing any new technologies;
•competition from other fuel producers that may have greater resources than us;
•changes in energy commodity prices, such as crude oil and natural gas as well as wholesale electricity prices, which could have a significant effect on our revenues and expenses;
•changes in quality standards or other regulatory changes that may limit our ability to produce gasoline or increase the costs of processing gasoline, or limit the attractiveness of our technology;
•changes in the broader waste collection industry or changes to environmental regulations governing the waste collection industry, including changes affecting the waste collection and biogas potential of the landfill industry, which could limit the renewable fuel feedstock for our commercial production plants;
•substantial construction risks, including the risk of delay, that may arise due to forces outside of our control, including those related to engineering problems, changes in laws and regulations and inclement weather and labor disruptions;
•the ability to establish and maintain our relationships with key strategic partners, on favorable terms or at all;
•disruptions in sales, production, service or other business activities or our inability to attract and retain qualified personnel;
•operating risks and the effect of disruptions on our business, including the effects of global health crises or pandemics (such as COVID-19), weather conditions, catastrophic events such as fires, explosions, earthquakes, droughts and acts of terrorism, and other force majeure events on us, our customers, suppliers, distributors and subcontractors;
•accidents involving personal injury or the loss of life;
•entering into markets where we have less experience than our competitors;
•challenges arising from our ability to recruit and retain key personnel;
•the ability to obtain financing for a commercial production plant on acceptable terms or at all and the need for substantially more capital than initially budgeted to complete a commercial production plant and exposure to liabilities as a result of unforeseen environmental, construction, technological or other complications;
•failures or delays in obtaining desired or necessary land rights, including ownership, leases, easements, zoning rights or building permits;
•global and regional macroeconomic conditions, such as tariffs, high inflation, high interest rates, changes to monetary policy, and military hostilities in multiple geographies (including the ongoing conflict between Ukraine and Russia and the conflict in the Middle East);

•a decrease in the availability, pricing or timeliness of delivery of raw materials and components, necessary for the commercial production plants to function;
•increased geopolitical uncertainty, including as a result of evolving domestic and foreign tariff policies,may adversely affect us by increasing costs of our business;
•obtaining and keeping in good standing permits, authorizations and consents (including environmental and operating permits) from local city, county, state or U.S. federal governments as well as local and U.S. federal governmental organizations;
•difficulties in identifying, obtaining and permitting suitable sites for new commercial production plants; and
•identifying potential customers for our products or entering into contracts to sell our products on favorable terms.
Any of these factors could prevent us from developing, operating or expanding our commercial production plants, or otherwise adversely affect our business, financial condition and results of operations.
Our limited history, lack of revenue and limited liquidity makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.
Although our core syngas-to-gasoline technology has been developed and tested since 2007, we have not produced gasoline on a large-scale, commercial level. As a result, we have a limited operating history upon which to evaluate our business and future prospects, which subjects us to a number of risks and uncertainties, including our ability to plan for and predict future growth. Since the acquisition of the STG+® technology, we have made progress towards constructing our first commercial production plant, including more recently focusing on our development of projects that we believe have quicker paths to commercial operations. For example, we anticipate the Permian Basin Project to result in our first commercial production plant.
We have encountered and expect to continue to encounter risks and difficulties experienced by growing companies in rapidly developing and changing industries, including challenges related to achieving market acceptance of our low-carbon or renewable fuels, competing against companies with greater financial and technical resources, competing against entrenched incumbent competitors that have long-standing relationships with our prospective customers in the commercial renewable fuels market, recruiting and retaining qualified employees, and making use of our limited resources. We cannot ensure that we will be successful in addressing these and other challenges that we may face in the future, and our business may be adversely affected if we do not manage these risks appropriately. As a result, we may not attain sufficient revenue (if any) to achieve or maintain positive cash flow from operations or profitability in any given future period, if at all.
To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we are able to commercialize our first production plant. Since inception, we have incurred significant operating losses and negative operating cash flows. We expect that operating losses and negative cash flows will continue to be generated due to ongoing funding of general and administrative expenses and development activities until such time as our proposed commercial production plants become operational.
Further, we expect that additional capital will be required in order to complete our first commercial production plant. There can be no assurance that we will be able to obtain this financing on acceptable terms, or at all, if and when required.
We are a development stage company with a history of net losses, we are currently not profitable and we may not achieve or maintain profitability and if we incur substantial losses, we may have to curtail our operations, which may prevent us from successfully operating and expanding our business.
We have incurred net losses since our inception. We are currently in the development stage and have not yet commenced principal operations or generated revenue. Furthermore, we expect to spend significant amounts on further development of our technology, acquiring or otherwise gaining access to commercial production plants, marketing and general and administrative expenses associated with our planned growth and management of operations as a public company. In some market environments, we may have limited access to incremental financing, which could defer or cancel growth projects, reduce business activity or cause us to default under any debt agreements if we are unable to meet our payment schedules. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending ourselves against claims by others that we may be violating their intellectual property rights may be significant. As a result, even if we are able to generate revenues in future periods, we expect that our expenses will exceed revenues for the foreseeable future. We do not expect to achieve profitability in the near future, and may never achieve it. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. As such, we are exposed to the risk of being a development-stage company with a history of losses in an early-stage of operations.
Significant capital investment is required to develop and conduct our operations and we intend to raise additional funds and these funds may not be available with acceptable terms or may not be available when needed.
The construction and development of our proposed commercial production plants, including the Permian Basin Project, requires substantial capital investment. We may be required to raise additional funds to finance such developments or operations, and there can be no assurance that we will be able to obtain financing on acceptable terms, or at all, if and when required for these purposes .
We have been in discussions with banks and other credit counterparties regarding our debt financing options, including project financing, industrial revenue or pollution control bonds, and other debt instruments. While these discussions have led to indications of interest from lenders, there can be no assurance that we will be successful in obtaining such financing. If we are unable to obtain debt financing on favorable terms or at all, our development timeline may be delayed, the costs of such financing may be higher than anticipated, or we may be required to raise additional capital by other means.
Notwithstanding the PIPE Investment, we will likely be required to raise additional funds through the issuance of equity, equity-related or debt securities, through obtaining credit from government or financial institutions or by engaging in joint ventures or other alternative forms of financing. We cannot be certain that additional funds will be available on favorable terms when required, or at all. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects could be materially and adversely affected. If we raise funds through the issuance of debt securities or through loan arrangements, the terms of such debt securities or loan arrangements could require significant interest payments, contain covenants that restrict our business, or contain other unfavorable terms. The current high interest rate environment adds additional risk and expense to the issuance of debt securities or loan arrangements to fund capital investment. In addition, to the extent we raise funds through the sale of additional equity securities, our stockholders would experience additional dilution.
In order to construct new commercial production plants, we typically face a long and variable design, fabrication, and construction development cycle that requires significant resource commitments and may create fluctuations in whether and when any revenue is recognized, and may have an adverse effect on our business.
The timeframe to develop, design and construct our commercial production plants is uncertain. The development process typically begins by conducting a preliminary review and assessment as to whether the commercial production plant is commercially viable based on our expected return on investment, investment payback period, and other operating metrics, as well as the necessary permits to develop such commercial production plant. This extended development process requires the dedication of significant time and resources from our management team, with no certainty of success or recovery of our expenses, which could result in adverse financial consequences for our business.
If the preliminary review and assessment merits moving forward with the proposed project, the next step in development process would be to complete a FEED study for the proposed project. We expect that a FEED study will generally last up to 12 months, on average. Variables such as power and water may impact and extend the duration of a FEED study.
If, after completing the FEED study, the project achieves FID, the next step in the development process would be to complete engineering, procurement and construction. We expect that the engineering, procurement and construction process for our commercial production plants will generally last from 18 to 24 months, on average. Variables such as lead times for essential components and weather may impact and extend the duration of the engineering, procurement and construction process.
As such, there are many risks and uncertainties leading up to any construction of a commercial production plant. If a commercial production plant commences operations, we expect that it may take six months or longer for the commercial production plant to ramp up to its expected production level. All of these factors, and in particular, increased spending that is not offset by anticipated increased revenues, can contribute to fluctuations in our quarterly financial performance and increase the likelihood that our operating results in a particular period will fall below investor expectations.
Our business will require suitable tracts of real property, with access to power and water, upon which to construct and operate the specialized equipment supporting our commercial production plants. We anticipate that such tracts of real property will be predominantly leased from third parties under long-term land leases, but it is possible that some of such tracts may be purchased by us. If we are unable to identify such suitable tracts of real property, or if we are unable to purchase or lease such tracts at commercially reasonable rates and under terms favorable to us, our business may be adversely affected.
The construction and operation of the equipment supporting our commercial production plants' sales may require specialized permitting from applicable governmental authorities. We may be unable to obtain such specialized permitting, or we may experience significant delays in obtaining such specialized permitting, and this may delay our ability to launch these facilities for commercial operations, which may have a significant impact on any anticipated revenue and profitability.
The complexity, expense, and nature of customer procurement processes result in a lengthy customer acquisition and sales process. We anticipate that it may take us months to attract, obtain an award from, contract with, and recognize revenue from the production of renewable gasoline by a new commercial production plant, if we are successful at all.
We have entered into relatively new markets, including renewable natural gas, renewable gasoline and biofuel, and these new markets are highly volatile and have significant risk associated with current market conditions.
We have limited experience in marketing and selling gasoline, whether renewable or not. Moreover, renewable fuel markets are subject to additional factors, such as variability in feedstock availability and pricing, and uncertainty regarding long-term demand. We are a relatively new entrant to these markets. As such, we may not be able to compete successfully with existing or new competitors in supplying gasoline to potential customers. If we are unable to establish production and sales channels that allow us to offer comparable products at attractive prices, we may not be able to compete effectively in the market. Furthermore, there can be no assurance that our gasoline business will ever generate significant revenues or maintain profitability. The failure to do so could have a material adverse effect on our business and results of operations.
Fluctuations in the price of product inputs, including natural gas or renewable feedstocks, may affect our cost structure.
Our approach to the gasoline market will be dependent on the price of feedstocks, such as natural gas or biomass, which will be used to produce our gasoline. A decrease in the availability of feedstocks or an increase in the price may have a material adverse effect on our financial condition and operating results. At certain levels, prices may make these products uneconomical to use and produce as we may be unable to pass the full amount of feedstock cost increases on to our customers.
The price and availability of natural gas or other feedstocks may be influenced by general economic, market and regulatory factors. These factors include, but are not limited to, geopolitical uncertainty, including as a result of evolving domestic and foreign tariff policies, the impact of proposed environmental regulations and other government policies and subsidies with respect to agriculture and global supply and demand. For example, renewable feedstock prices may increase significantly in response to increased demand for biomass for the production of competing renewable fuels.
Fluctuations in petroleum prices and customer demand patterns may reduce demand for renewable fuels and bio-based chemicals and a prolonged environment of low petroleum prices or reduced demand for renewable fuels or biofuels could have a material adverse effect on our long-term business prospects, financial condition and results of operations.
Our natural-gas-based and renewable gasolines may be considered alternatives to petroleum-based fuels. Therefore, if the price of crude oil falls, any revenues that we generate from our gasoline could decline and we may be unable to produce products that are a commercially viable alternative to petroleum-based fuels. Additionally, demand for liquid transportation fuels, including renewable gasoline, may decrease due to economic conditions or other factors outside of our control, which could have a material adverse impact on our business and results of operations.
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
Inflation can adversely affect us by increasing costs of feedstock, equipment, materials, and labor. In addition, inflation is often accompanied by higher interest rates. In an inflationary environment, such as the current economic environment, depending on other economic conditions, we may be unable to raise prices of our fuels or products to keep up with the rate of inflation, which would reduce our profit margins. Given the recent inflation rates we have experienced, and continue to experience, increases in prices of feedstock, equipment, materials, and labor. Continued inflationary pressures could impact our financial results.
We may face substantial competition from companies with greater resources and financial strength, which could adversely affect our performance and growth.
We may face substantial competition in the market for renewable fuel and gasoline generally. Our competitors include companies in the incumbent petroleum-based industry as well as those in the emerging renewable fuels industry. The petroleum-based industry benefits from a large established infrastructure, production capability and business relationships. The greater resources and financial strength in this industry provide significant competitive advantages that we may not be able to overcome in a timely manner.
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
We also may face substantial competition as we develop our commercial production plants and STG+® technology and seek to work with energy participants, agricultural industry participants, commercial waste companies and landowners to source our renewable feedstocks, including biomass and MSW, and other feedstocks, including natural gas, and lease or acquire land to install and operate commercial production plants. Our competitors include established companies and developers with significantly greater resources and financial strength, which may provide them with competitive advantages that we may not be able to overcome in a timely manner, or at all.
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
We plan to grow our business by building multiple commercial production plants, including our first commercial STG+® based production plant in the United States, along with our additional planned and identified potential commercial production plants, with which we expect to produce low-carbon or renewable fuels, depending upon feedstocks utilized.. Development projects may require us to spend significant sums for engineering, permitting, legal, financial advisory and other expenses before we determine whether a development project is feasible, economically attractive or capable of being financed.
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
We expect that our ability to establish, maintain, and manage strategic relationships, such as our relationships with Cottonmouth, could have a significant impact on the success of our business, although there can be no guarantee that these relationships will provide such impact. While we expect that our STG+® technology will enable us to become a more substantial operating entity in the future, there can be no assurance that we will be able to identify or secure suitable and scalable business relationship opportunities in the future or that our competitors will not capitalize on such opportunities before we do.
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
We anticipate that our commercial production plants will require significant amounts of energy to produce our gasoline. Accordingly, our business is dependent upon energy supplied by third parties. The prices and availability of energy resources are subject to volatile market conditions. These market conditions are affected by factors beyond our control, such as weather conditions, overall economic conditions and governmental regulations. Should the price of energy increase or should access to the required energy sources be unavailable, our business could suffer and have a material adverse impact on our results of operations. In addition, a lack of availability of sufficient amounts of renewable energy to effectively decarbonize our facilities could have a material impact on our business and results of operations.
We may be subject to liabilities and losses that may not be covered by insurance.
Our employees and facilities are and will be subject to the hazards associated with producing renewable gasoline. Operating hazards can cause personal injury and loss of life, damage to, or destruction of, property, plant and equipment and environmental damage. We continue to maintain insurance coverage in amounts against the risks that we believe are consistent with industry practice, and maintain a safety program. However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or to property owned by third parties or other losses that are not fully covered by insurance could have a material adverse effect on our results of operations and financial position.
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
Failure of third parties to manufacture quality products or provide reliable services in accordance with schedules, prices, quality and volumes that are acceptable to us could cause delays in developing and operating our commercial production plants, which could damage our reputation, adversely affect our partner relationships or adversely affect our growth.
Our success depends on our ability to develop and operate our commercial production plants in a timely manner, which depends in part on the ability of third parties to provide us with timely and reliable products and services. In developing and operating our commercial production plants and technologies, we rely on products meeting our design specifications and components manufactured and supplied by third parties, and on services performed by contractors and subcontractors. We also rely on contractors and subcontractors to perform substantially all of the construction and installation work related to our commercial production plants, and we often need to engage contractors or subcontractors with whom we have no past experience.
If any of our contractors or subcontractors are unable to provide services that meet or exceed our expectations or satisfy our contractual commitments, our reputation, business and operating results could be harmed. In addition, if we are unable to avail ourselves of warranties and other contractual protections with providers of products and services, we may incur liability to our customers or additional costs related to the affected products, which could adversely affect our business, financial condition and results of operations. Moreover, any delays, malfunctions, inefficiencies or interruptions in these products or services could adversely affect the quality and performance of our commercial production plants and require considerable expense to find replacement products and to maintain and repair our facilities. This could cause us to experience interruption in our production and distribution of renewable gasoline, difficulty retaining current relationships and attracting new relationships, or harm our brand, reputation or growth.
We may be unable to successfully perform under future supply and distribution agreements to provide our gasoline, which could harm our commercial prospects.
Our business strategy is to enter into multiple supply agreements pursuant to which we will supply our gasoline to various customers. Under certain of these supply agreements, we expect the purchasers will agree to pay for and receive, or cause to be received by a third party, or pay for even if not taken, the gasoline under contract (a “take-or-pay” arrangement). We anticipate that the timing and volume commitment of certain of these agreements will be conditioned upon, and subject to, our ability to complete the construction of our first commercial production plant and our additional planned and identified potential commercial production plants. In order to construct and commence operations of commercial production plants, we must secure third-party financing. While we believe that we will be able to secure adequate financing in order to commence construction of and complete our commercial production plants and, in turn, perform under these agreements, we cannot assure you that we will in the future be able to obtain adequate financing on favorable terms, or at all. Furthermore, we have not demonstrated that we can meet the production levels and specifications contemplated in anticipated or future supply agreements. If our production is slower than we expect, if demand decreases or if we encounter difficulties in successfully completing our first commercial production plant and our additional planned and identified potential commercial production plants, the counterparties may terminate the supply agreements and potential customers may be less willing to negotiate definitive supply agreements with us, and therefore adversely impact our anticipated financial performance.
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
Our facilities and processes may fail to produce gasoline at the volumes, rates and costs we expect.
Some, or all, of our future commercial production plants may be in locations distant from natural gas, biomass and MSW, or other feedstock sources, which could increase our feedstock costs or prevent us from acquiring sufficient feedstock volumes for commercial production. General market conditions might also cause increases in feedstock prices, which could likewise increase our production costs.
Even if we secure access to sufficient volumes of feedstock, our commercial production plants may fail to perform as expected. The equipment and subsystems that we install in our commercial production plants may never operate as planned. Unexpected problems may force us to cease or delay production and the time and costs involved with such delays may prove prohibitive. Any or all of these risks could prevent us from achieving the production throughput and yields necessary to achieve our target annualized production run rates and/or to meet the future volume demands or minimum requirements of our customers, including pursuant to definitive supply or distribution agreements that we may enter into, which may subject us to monetary damages. Failure to achieve these rates or meet these minimum requirements, or achieving them only after significant additional expenditures, could substantially harm our commercial performance.
Even if we are successful in completing the first commercial production plant and consistently producing renewable gasoline on a commercial scale, we may not be successful in commencing and expanding commercial operations to support the growth of our business.
Our ability to achieve meaningful future revenue will depend in large part upon our ability to attract customers and enter into contracts on favorable terms. We expect that many of our customers will be large companies with extensive experience operating in the fuels or chemicals markets. We lack significant commercial operating experience and may face difficulties in developing marketing expertise in these fields. Our business model relies upon our ability to successfully implement the first commercial production plant and commence and expand commercial operations and successfully negotiate, structure and fulfill long-term supply agreements for our renewable gasoline. Agreements with potential customers may initially only provide for the purchase of limited quantities from us. Our ability to increase our sales will depend in large part upon our ability to expand these existing customer relationships into long-term supply agreements. Establishing, maintaining and expanding relationships with customers can require substantial investment without any assurance from customers that they will place significant orders. In addition, many of our potential customers may be more experienced in these matters than we are, and we may fail to successfully negotiate these agreements in a timely manner or on favorable terms which, in turn, may force us to slow our production, dedicate additional resources to increasing our storage capacity and/or dedicate resources to sales in spot markets. Furthermore, should we become more dependent on spot market sales, any potential profitability will become increasingly vulnerable to short-term fluctuations in the price and demand for petroleum-based fuels and competing substitutes.
Our actual costs may be greater than expected in developing our commercial production plants or growth projects, causing us to realize significantly lower profits, if any, or greater losses.
We generally must estimate the costs of completing a specific commercial production plant or growth project prior to the construction of the facility or project. The actual cost of labor and materials may vary from the costs we originally estimated. These variations may cause the gross cost for a commercial production plant or growth project to differ from those we originally estimated. Cost overruns on our commercial production plants and growth projects could occur due to changes in a variety of factors such as:
•failure to properly estimate costs of engineering, materials, equipment, labor or financing;
•unanticipated technical problems with the structures, materials or services;
•unanticipated project modifications;
•changes in the costs of equipment, materials, labor or contractors (whether as a result of supply chain issues, macroeconomic conditions or otherwise);
•our strategic partners, suppliers’ or contractors’ failure to perform;
•changes in laws and regulations; and
•delays caused by weather conditions.
As commercial production plants or projects grow in size and complexity, multiple factors may contribute to reduced profit or greater losses, and depending on the size of the particular project, variations from the estimated costs could have a material adverse effect on our business. For example, if costs exceed our estimates, it could cause us to realize significantly lower profits or greater losses.
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
We rely on our suppliers and strategic partners for our business, from feedstocks to materials for our commercial production plants and our STG+® technology. Future delays or interruptions in the supply chain could expose us to the various risks which would likely significantly increase our costs and/or impact our operations or business plans including:
•we or our strategic partners may have excess or inadequate inventory of feedstocks for operation of our facilities;
•we may face delays in construction or development of our growth projects;
•we may not be able to timely procure parts or equipment to upgrade, replace, or repair our facilities and technology system; and
•our suppliers may encounter financial hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.
Our industry and our technologies are rapidly evolving and may be subject to unforeseen changes, and developments in alternative technologies may adversely affect the demand for renewable and natural-gas-derived gasoline, and if we fail to make the right investment decisions in our technologies and products, we may be at a competitive disadvantage.
The renewable and low-carbon fuels industry is relatively new and has experienced substantial change in the last several years. As more companies invest in renewable or low-carbon energy technology and alternative energy sources, we may be unable to keep up with technology advancements and, as a result, our competitiveness may suffer. As technologies change, we plan to spend significant resources in ongoing research and development, and to upgrade or adapt our gasoline production, and introduce new products and services in order to continue to provide renewable or low-carbon gasoline and related products with the latest technology. Our research and development efforts may not be sufficient or could involve substantial costs and delays and lower our return on investment for our technologies. Delays or missed opportunities to adopt new technologies could adversely affect our business, prospects, financial condition, and operating results. In addition, we may not be able to compete effectively with other alternative fuel products and integrate the latest technology into our STG+® process and related technologies. Even if we are able to keep pace with changes in technology and develop new products, we are subject to the risk that our prior products and production process will become obsolete more quickly than expected, resulting in less efficient facilities and potentially reducing our return on investment. Moreover, developments in alternative technologies, such as advanced diesel, ethanol, hydrogen fuel cells, compressed natural gas, improvements in the fuel economy of the internal combustion engine, or increased adoption of electric vehicles may adversely affect our business and prospects in ways we do not currently anticipate. Any developments with respect to these technologies and related renewables research, or the perception that they may occur, may prompt us to invest heavily in additional research to compete effectively with these advances, which research and development may not be effective. Any failure by us to successfully react to changes in existing technologies could adversely affect our competitive position and growth prospects.
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
Legal, Legislative and Regulatory Matters
We may be unable to qualify for existing federal and state level low-carbon fuel credits and other carbon credits and the carbon credit markets may not develop as quickly or efficiently as we anticipate or at all.
The continued development of carbon credit marketplaces will be crucial for our success, as we expect carbon credits (including, for example, the RFS for the D3 RIN and renewable-fuel credit various state carbon programs such as California’s LCFS) to be a significant source of future revenue. At the same time, the efficiency and integrity of the voluntary carbon credit market is currently subject to pressures and scrutiny relating to a number of factors including insufficiency of credit demand, the risk that carbon credits could be counted multiple times, concerns regarding the additionality or permanence of climate benefits that the credits represent, lack of standardization of and concerns regarding the integrity of credit verification. Additionally, such forces could put negative pressure on the value of voluntary carbon credits or otherwise make it more difficult to monetize any climate benefits that may be associated with our products. More broadly, the value of products produced using our process technologies may be dependent on the value of carbon credits which may fluctuate based on these market forces relevant to regulatory carbon markets or voluntary carbon markets. Under the current RFS regulations, renewable gasoline produced from separated yard waste, crop residue, slash, and pre-commercial thinnings, biogenic components of separated municipal solid waste (“MSW”), cellulosic components of separated food waste, and cellulosic components of annual cover crops through a gasification and upgrading process qualifies for D3 RINs. We intend for our commercial production plants to ultimately utilize gasification and upgrading to produce renewable gasoline from one or more of these feedstocks. Accordingly, we believe that the renewable gasoline produced by our commercial production plants will qualify for D3 RINs and intend to register with EPA as a producer of RINs prior to the commercial operation of our first commercial production plant. However, if our renewable gasoline is unable to qualify under the RFS for the D3 RIN and various state carbon programs, or for the generation of quality voluntary carbon credits that can be sold on registries preferred by consumers, or if changes to regulatory or voluntary standards otherwise limit the potential for such qualification, our financial condition and results of operations could be adversely impacted. Delayed development of carbon credit markets, as well as any decline in the value of carbon credits or other incentives associated with products produced using our process technologies, could also negatively impact the commercial viability of our commercial production plants and could limit the growth of the business and adversely impact our financial condition and future results. There is a risk that the supply of low-carbon alternative materials and products outstrips demand, resulting in the value of carbon credits declining. Any decline in the value of carbon credits or other incentives associated with products produced using our process technologies could harm our results of operations, cash flow and financial condition. The value of carbon credits and other incentives may also be adversely affected by legislative, agency, or judicial determinations.
Our operations, and future planned operations, are subject to certain environmental, health and safety laws or permitting requirements, which could result in increased compliance costs or additional operating costs and restrictions. Failure to comply with such laws and regulations could result in substantial fines or other limitations that could adversely impact our financial results or operations.
Our operations, as well as our contractors, suppliers, and customers, are subject to certain federal, state, local and foreign environmental, health and safety laws and regulations governing, among other things, the generation, storage, transportation, and disposal of hazardous substances and wastes. We or others in our supply chain may be required to obtain permits and comply with procedures that impose various restrictions and operations that could have adverse effects on our operations. If key permits and approvals cannot be obtained on acceptable terms, or if other operations requirements cannot be met in a manner satisfactory for our operations or on a timeline that meets our commercial obligations, it may adversely impact our business. There are also significant capital, operating and other costs associated with compliance with these environmental, health and safety laws and regulations.
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
We are committed to a clean energy future and we believe our business is well-positioned to benefit from growing regulatory and policy support for decarbonization and other trends related to climate change. However, we cannot rule out the possibility that these developments may in the future adversely affect the business, our suppliers, and the demand for our product while supporting the development of competing technologies and energy sources. For example, the adoption of legislation or regulatory programs to reduce emissions of GHGs (including carbon pricing schemes), or the adoption and implementation of regulations that require reporting of GHG emissions or other climate-related information, could adversely affect our business, including by requiring us or our suppliers to incur increased operating costs, stimulating demand for electric vehicles, restricting our ability to execute on our business strategy, reducing our access to financial markets, or creating greater potential for governmental investigations or litigation. See “Item 1. Business—Environmental, Social and Governance—Sustainability” for further discussion of the laws and regulations related to GHGs and climate change. We could incur increased costs and compliance burden relating to the assessment and disclosure of climate-related risks. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed.
Liabilities and costs associated with hazardous materials, contamination and other environmental conditions may require us to conduct investigations or remediation or expose us to other liabilities, both of which may adversely impact our operations and financial condition.
We may incur liabilities for the investigation and cleanup of any environmental contamination at our commercial production plants, or at off-site locations where we arrange for the disposal of hazardous substances or wastes. For example, under CERCLA and other federal, state and local laws, certain broad categories of persons, including an owner or operator of a property, or businesses may become liable for costs of investigation and remediation, impacts to human health and for damages to natural resources. These laws often impose strict and joint and several liability without regard to fault or degree of contribution or whether the owner or operator knew of, or was responsible for, the release of such hazardous substances or whether the conduct giving rise to the release was legal at the time it occurred. We also may be subject to related claims by private parties, including employees, contractors, or the general public, alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. We may incur substantial costs or other damages associated with these obligations, which could adversely impact our business, financial condition and results of operations.
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
Increased focus on sustainability and ESG matters could impact our operations and expose us to additional risks.
Companies across all industries are facing increasing scrutiny from a variety of stakeholders, including investor advocacy groups, proxy advisory firms, certain institutional investors, and lenders, investment funds and other influential investors and rating agencies, related to their ESG and sustainability practices. The success of our business in part depends on customers and financial institutions viewing our business and operations as having a positive ESG profile. Increasing attention to, and societal expectations regarding, climate change, human rights, and other ESG topics may require us to make certain changes to our business operations to satisfy the expectations of customers and financial institutions. Additionally, our customers may be driven to purchase our fuel products due to their own sustainability or ESG commitments, which may entail holding their suppliers — including us — to ESG standards that go beyond compliance with laws and regulations and our ability to comply with such standards. Failure to maintain operations that align with such “beyond compliance” standards may negatively impact our reputation, cause potential customers to not do business with us or otherwise hurt demand for our products. More broadly, if we do not adapt to or comply with investor or other stakeholder expectations and standards on ESG and sustainability matters as they continue to evolve, or if we are perceived to have not responded appropriately or quickly enough to growing concern for ESG and sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, we may suffer from reputational damage and our business, prospects, financial condition and operating results could be materially and adversely affected.
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
We face risks associated with increased geopolitical uncertainty, including as a result of evolving domestic and foreign tariff policies.
Ongoing and potential military actions across the globe, including the ongoing conflicts in Ukraine and the Middle East, as well as the sanctions, bans and other measures taken by governments, organizations and companies against the involved countries and certain citizens of those countries in response thereto, has increased the global political uncertainty and has strained the relations between a significant number of governments, including the U.S. The duration and outcome of these conflicts, any retaliatory actions or escalation, and the impact on regional or global economies is unknown but could have a material adverse effect on our business, financial condition and results of its operations.
In addition, the current U.S. administration has signaled intentions to substantially alter prior U.S. government international trade policy and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. Furthermore, such administration has initiated, or is considering imposing, tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have instituted, or are considering imposing, tariffs on certain U.S. goods. It remains unclear what the current U.S. administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to have a material adverse impact on our financial condition by increasing our construction costs and costs to conduct and implement our business plan.
Concerns regarding the environmental impact of renewable gasoline production could affect public policy which could impair our ability to operate at a profit and substantially harm our revenues and operating margins.
Under the EISA, the EPA is required to produce a report to Congress every three years of the environmental impacts associated with current and future biofuel production and use, including effects on air and water quality, soil quality and conservation, water availability, energy recovery from secondary materials, ecosystem health and biodiversity, invasive species and international impacts. The first report to Congress was completed in 2011 and provided an assessment of the environmental and resource conservation impacts associated with increased biofuel production. The second report to Congress, completed in 2018, reaffirmed the overarching conclusions of the first report. The third report to Congress was published in January 2025. Should such EPA reports, or other analyses find that biofuel production and use has resulted in, or could in the future result in, adverse environmental impacts, such findings could also negatively impact public perception and acceptance of biofuel as an alternative fuel, which also could result in the loss of political support. To the extent that state or federal laws are modified or public perception turns against biofuels or other renewable fuels, use requirements such as RFS and LCFS may not continue, which could materially impact our ability to ever operate profitably.
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
Our effective tax rates may fluctuate widely in the future, particularly if our business expands domestically or internationally. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. GAAP, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect our future effective tax rates include, but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction and (d) pre-tax operating results of our business.
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
Risks Related to Management and Our Employees
If we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel, it could delay our development and harm our research, make it more difficult to pursue partnerships or develop our own products or otherwise have a material adverse effect on our business.
Our business is complex and we intend to target a variety of markets. Therefore, it is critical that our management team and employee workforce are knowledgeable in the areas in which we operate. The departure, illness or absence of any key members of our management, including our named executive officers, or the failure to attract or retain other key employees who possess the requisite expertise for the conduct of our business, could prevent us from developing and commercializing our renewable gasoline for our target markets and entering into partnership arrangements to execute our business strategy. In addition, the loss of any key scientific staff, or the failure to attract or retain other key scientific employees, could prevent us from developing and commercializing our renewable gasoline for our target markets and entering into partnership arrangements to execute our business strategy. Certain key members of management have entered into employment agreements, which can be terminated by either party, subject to post-termination obligations. All other employees are at-will employees, meaning that either the employee or we may terminate their employment at any time.
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
We rely in part on trade secret protection to protect our confidential and proprietary information and processes. However,trade secrets are difficult to protect. We have taken measures to protect our trade secrets and proprietary information, but these measures may not be effective. We generally require our employees, consultants and contractors to enter into confidentiality agreements with us. We cannot guarantee that we have entered into such agreements with each party who has developed intellectual property on our behalf and each party that has or may have had access to our confidential information, know-how and trade secrets. We intend for new employees, consultants and other third parties to execute confidentiality agreements or agreements containing confidentiality provisions upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that know-how and inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Nevertheless, these agreements may be insufficient or breached, or may not be enforceable, our proprietary information may be disclosed, third parties could reverse engineer our biocatalysts and others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Moreover, these agreements may not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or technology. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In addition, trade secrets and know-how can be difficult to protect and some courts inside and outside of the United States are less willing or unwilling to protect trade secrets and know-how. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would not be able to prevent them from using that technology or information to compete with us, and our competitive position could be materially and adversely harmed. An unauthorized breach in our information technology systems may expose our trade secrets and other proprietary information to unauthorized parties.
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
Risks Related to Ownership of Our Securities and Our Capital Structure
Future sales and issuances of shares of our Class A Common Stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.
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

We may issue additional shares of Class A Common Stock under an employee incentive plan. Any such issuances would dilute the interest of our stockholders and likely present other risks.
We may issue a substantial number of additional shares of Class A Common Stock under an employee incentive plan. The issuance of additional shares of common or preferred stock:
•may significantly dilute the equity interests of our investors;
•may subordinate the rights of holders of Class A Common Stock if preferred stock is issued with rights senior to those afforded our Class A Common Stock;
•could cause a change in control if a substantial number of shares of our Class A Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•may adversely affect prevailing market prices for our Class A Common Stock and/or Public Warrants.
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
For example, Holdings may have different tax positions from us, especially in light of the Tax Receivable Agreement, that could influence our decisions regarding whether and when to support the disposition of assets, a change of control transaction, the incurrence or refinancing of new or existing indebtedness, or the termination of the Tax Receivable Agreement and acceleration of our obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any challenge by any taxing authority to our tax reporting positions may take into consideration tax or other considerations of Holdings, including the effect of such positions on our obligations under the Tax Receivable Agreement, which may differ from the considerations of ours or other stockholders.
Cottonmouth owns a significant percentage of our Class A Common Stock following the consummation of the PIPE Investment and will be able to exert significant control over matters subject to stockholder approval.
As a result of the consummation of the PIPE Investment in January 2025, Cottonmouth became our second largest stockholder and beneficially owns a significant percentage of our Class A Common Stock. As a result, Cottonmouth will have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, approval of any potential acquisition of us, changes to our organizational documents and significant corporate transactions.
In addition, pursuant to the Company’s fifth amended and restated certificate of incorporation (the “Restated Charter”) adopted in connection with the consummation of the PIPE Investment, the size of our Board of Directors was increased from seven directors to eight directors, and our Board appointed a designee of Cottonmouth to fill the newly created vacancy and to serve on our Board as a Class I director. Further, so long as Cottonmouth and its affiliates beneficially own at least 10% of the voting power of the then outstanding shares of Class A Common Stock of the Company, we will have the obligation to support the nomination of, and to cause our Board to include in the slate of nominees recommended to our stockholders for election, one individual designated by Cottonmouth, subject to customary conditions and exceptions, as well as the obligation to designate one individual as an observer to attend all meetings of the Board and all meetings of the committees of our Board as a nonvoting observer, subject to customary conditions and exceptions. As a result, Cottonmouth will be able to influence matters requiring our stockholder or Board approval.
The interests of Cottonmouth, or our other principal stockholders, with respect to matters potentially or actually involving or affecting us, such as the election of directors, approval of any potential acquisition of us, changes to our organizational documents and significant corporate transactions, may not be the same as, and may even conflict with the interests of our other stockholders. The significant concentration of stock ownership may adversely affect the per-share trading price of our Class A Common Stock due to investors’ perception that conflicts of interest may exist or arise.
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
Our shares of Class A Common Stock and the Public Warrants are listed on Nasdaq under the symbols “VGAS” and “VGASW,” respectively. If Nasdaq delists our securities from trading on its exchange for failure to meet the continued listing standards, we and our stockholders could face significant negative consequences. The consequences of failing to meet the listing requirements include:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
Because there are no current plans to pay cash dividends on shares of Class A Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your shares of Class A Common Stock for a price greater than that which you paid for it.
We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of Class A Common Stock will be at the sole discretion of our board, who may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our its stockholders or by our subsidiaries to us and such other factors our board may deem relevant. In addition, our ability to pay dividends will likely be limited by covenants of any indebtedness we incur. As a result, you may not receive any return on an investment in the shares of Class A Common Stock unless you sell your shares of Class A Common Stock for a price greater than that which you paid for it.

The trading price of our securities is limited and volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control.
There is a limited market for our securities and there can be no assurance that such a market for our securities will continue. The trading price of our securities has been and may continue to be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. In connection with the PIPE Investment, we issued shares of Class A Common Stock to Cottonmouth at a price of $4.00 per share and this pricing may impact future trading prices of shares of our Class A Common Stock. Additionally, any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
Factors affecting the trading price of our securities may include:
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•success of competitors;
•our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
•operating and stock price performance of other companies that investors deem comparable to us;
•our ability to market new or enhanced products and technologies on a timely basis;
•changes in laws and regulations affecting our business;
•our ability to meet compliance requirements;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances and pricings of securities or the incurrence of additional debt;
•the volume of shares of our Class A Common Stock available for public sale;
•any major change in our Board or management;
•sales of substantial amounts of Class A Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, tariffs, interest rates, inflation, fuel prices, international currency fluctuations and acts of war (such as the Russia-Ukraine conflict and the conflict in the Middle East) or terrorism.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our Class A Common Stock adversely, the price and trading volume of our Class A Common Stock could decline.
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
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and registration statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year (i) following August 17, 2026, the fifth anniversary of our initial public offering, (ii) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time) or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

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
We are a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our Class A Common Stock less attractive to investors.
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
We are a “controlled company” within the meaning of Nasdaq rules and, as a result, qualify for exemptions from certain corporate governance requirements, and as a result, you do not have the same protections afforded to stockholders of companies that are not exempt from such corporate governance requirements.
Over 50% of our voting power for the election of directors is held by an individual, group or another company. As a result, we are a controlled company within the meaning of Nasdaq’s corporate governance standards. Under Nasdaq’s rules, a controlled company may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:
•a majority of the board consist of independent directors under Nasdaq's rules;
•the nominating and governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
These requirements will not apply to us as long as we remain a controlled company. We may utilize some or all of these exemptions. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements.
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
The payment obligations under the Tax Receivable Agreement are our obligations and not obligations of OpCo, and we expect that the payments required to be made under the Tax Receivable Agreement will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is by its nature imprecise. For purposes of the Tax Receivable Agreement, net cash tax savings generally are calculated by comparing our actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount we would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreement. The actual increases in tax basis covered by the Tax Receivable Agreement, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including the timing of any redemption of Class C OpCo Units, the per share price of our Class A Common Stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming OpCo unitholder’s tax basis in its Class C OpCo Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount and timing of taxable income we generate in the future, the U.S. federal income tax rates then applicable, and the portion of our payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. The Tax Receivable Agreement contains the Payment Cap, which applies only to certain payments required to be made in connection with the occurrence of a change of control. The Payment Cap would not be reduced or offset by any amounts previously paid under the Tax Receivable Agreement or any amounts that are required to be paid (but have not yet been paid) for the year in which the change of control occurs or any prior years. Any distributions made by OpCo to us in order to enable us to make payments under the Tax Receivable Agreement, as well as any corresponding pro rata distributions made to the OpCo unitholders, could have an adverse impact on our liquidity.
The payments under the Tax Receivable Agreement will not be conditioned upon a TRA Holder having a continued ownership interest in us or OpCo.
In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
If we experience a change of control (as defined under the Tax Receivable Agreement, which includes certain mergers, asset sales and other forms of business combinations) or the Tax Receivable Agreement otherwise terminates early (at our election or as a result of our breach or the commencement of bankruptcy or similar proceedings by or against us), our obligations under the Tax Receivable Agreement would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by it under the Tax Receivable Agreement and such payment is expected to be substantial. The calculation of anticipated future payments would be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including (i) that we have sufficient taxable income to fully utilize the tax benefits covered by the Tax Receivable Agreement, and (ii) that any OpCo Units (other than those held by us) outstanding on the termination date are deemed to be redeemed on the termination date. If we were to experience a change of control, we estimate that the early termination payment, calculated on the basis of the above assumptions, would be approximately $32 million (calculated using a discount rate equal to (i) the greater of (A) 0.25% and (B) the Secured Overnight Financing Rate (“SOFR”), plus (ii) 150 basis points, applied against an undiscounted liability of $48 million based on the 21% U.S. federal corporate income tax rate and estimated applicable state and local income tax rates). The foregoing amount is merely an estimate and the actual payment could differ materially. In connection with a change of control, any early termination payment would be subject to the Payment Cap. The Payment Cap would not be reduced or offset by any amounts previously paid under the Tax Receivable Agreement or any amounts that are required to be paid (but have not yet been paid) for the year in which the change of control occurs or any prior years.
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
Risks Related to Financial and Accounting Matters
The Company identified material weaknesses in its internal control over financial reporting that have been remediated, and if we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, and we may face litigation as a result.
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
Our management does not expect that our internal and disclosure controls will prevent all possible error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, an evaluation of controls can only provide reasonable assurance that all material control issues and instances of fraud, if any, have been detected.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity as of the date of the financial statements, and the amount of revenue and expenses, during the periods presented, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our financial statements include those related to impairment of intangible and long-lived assets, and share-based compensation. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our Class A Common Stock.
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
Risks Related to Information Technology, Intellectual Property and Cybersecurity
Failure to protect our intellectual property, inability to enforce our intellectual property rights or loss of our intellectual property rights through costly litigation or administrative proceedings, could adversely affect our ability to compete and our business.
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
Our ability to successfully maintain and upgrade our information technology systems, and to respond effectively to failures, disruptions, compromises or breaches of our information technology systems, may adversely affect our competitiveness and profitability.
Our business is dependent on proprietary technologies, processes and information that we have developed, much of which is stored on our computer systems. We also have entered into agreements with third parties for hardware, software, telecommunications and other information technology (“IT”) services in connection with our operations. Our operations depend, in part, on how well we and our vendors protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism, theft, malware, ransomware and phishing attacks. Any of these and other events could result in IT system failures, delays, a material disruption of our business or increases in capital expenses. In addition, as artificial intelligence capabilities and other new or evolving technologies improve and gain widespread use, the cybersecurity threats we face and incidents we experience from time to time may become even more challenging to prevent, detect and mitigate to the extent they increasingly use artificial intelligence or other new or evolving technologies. These attacks could be designed to directly attack information systems with increased speed and/or efficiency or create more effective phishing techniques. It is also possible for a threat to be introduced as a result of our prospective customers and third-party providers using the output of an artificial intelligence tool or other new or evolving technologies that include a threat, such as introducing malicious code by incorporating artificial intelligence-generated source code. We also face threats and experience cybersecurity incidents and attempts from time to time, not only from hackers that are intent on theft and disruption, but also from negligent employees or malicious insiders that may attempt to steal our information. Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment and IT systems and software, as well as preemptive expenses to mitigate the risks of failures.
Furthermore, the importance of such IT systems and networks has increased due to many of our employees working remotely on less secure systems and environments. Additionally, if one of our service providers were to fail and we were unable to find a suitable replacement in a timely manner, we could be unable to properly administer our outsourced functions. If we cannot continue to retain these services provided by our vendors on acceptable terms, our access to the IT system and services could be interrupted. Any security breach, interruption or failure in our IT system and operations could impair quality of services, increase costs, prompt litigation and other consumer claims, result in liability under our contracts and damage our reputation, any of which could substantially harm our business, financial condition or the results of operations.
As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security resources to protect our data security and IT systems, such measures may not prevent such events. Certain measures that could increase the security of our IT system take significant time and resources to deploy broadly, and such measures may not be deployed in a timely manner or be effective against an attack. The inability to implement, maintain and upgrade adequate safeguards could have a material and adverse impact on our business, financial condition and results of operations. Significant disruption to our IT system or breaches of data security could also have a material adverse effect on our business, financial condition and results of operations. Cyber-attacks are of ever-increasing levels of sophistication, and despite our security measures, our IT and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance.
In addition, the Company is subject to a variety of laws and regulations in the United States regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data. Compliance with and interpretation of various data privacy regulations continue to evolve and any violation could subject the Company to legal claims, regulatory penalties and damage to its reputation. Our failure to comply with these evolving regulations, whether as a result of a cyber-attack or otherwise, could expose us to fines, sanctions, penalties and other costs that could harm our reputation and adversely impact our financial results.
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
ITEM 2. Properties.
Our corporate headquarters is located at 711 Louisiana St, Suite 2160, Houston, Texas 77002. The office lease for our corporate headquarters expires in February 2027. We also have a demonstration plant and lease commercial office space in Hillsborough, New Jersey pursuant to an operating lease that expires in April 2026.
Leasing our facilities gives us the flexibility to expand or reduce our office space as appropriate as we shift from product development to deployment. We believe our current facilities are adequate for our current operating needs, and we anticipate that we will have access to other facilities, through future contractual arrangements, for development, testing and production.
ITEM 3. Legal Proceedings.
We do not consider any claims, lawsuits or proceedings that are currently pending against us, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows. However, from time to time, we may be subject to various claims, lawsuits and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. As of December 31, 2024 and 2023, we did not recognize any provisions for legal proceedings.
ITEM 4. Mine Safety Disclosures.
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
Verde Clean Fuels’ Class A Common Stock and Public Warrants currently trade on Nasdaq under the trading symbols of “VGAS” and “VGASW,” respectively, and on March 28, 2025, the Company had 22,049,621 shares of Class A Common Stock issued and outstanding, 22,500,000 shares of Class C Common Stock issued and outstanding and 15,383,263 Warrants issued and outstanding.
Holders
On March 28, 2025, there were 25 holders of record of our Class A Common Stock, 1 holder of record of our Class C Common Stock and 13 holders of record of our Warrants. We believe a substantially greater number of beneficial owners hold shares of Class A Common Stock and Public Warrants through brokers, banks or other nominees.
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
Recent Sales of Unregistered Securities
None other than as previously reported.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any shares of Class A Common Stock or Public Warrants during the three months ended December 31, 2024.
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
Overview
We are a clean fuels company focused on the deployment of our innovative and proprietary liquid fuels processing technology through development of commercial production plants. Verde’s syngas-to-gasoline plus (STG+®) process converts syngas, derived from diverse feedstocks, into fully finished liquid fuels that require no additional refining. Verde is currently focused on identifying and evaluating opportunities to convert associated natural gas into gasoline, which is expected to provide a market for such natural gas with the added potential benefits of flare mitigation and production of gasoline with a lower carbon intensity than conventional gasoline.
As of December 31, 2024, the Company is still in the process of developing its first commercial production facility and has not derived revenue from its principal business activities. The Company is managed as an integrated business and there is only one reportable segment.

Development
We acquired our STG+® technology from Primus in 2020, which was originally founded in 2007 and invested over $110 million in developing and demonstrating such technology, including the construction and operation of the demonstration plant. The demonstration plant began operations in 2013, completed over 10,500 hours of operation and is currently maintained in an idle state.
Recent Developments
PIPE Investment
On December 18, 2024, the Company entered into the Purchase Agreement with Cottonmouth, a subsidiary of Diamondback, pursuant to which the Company agreed to issue and sell the PIPE Shares to Cottonmouth in a private placement. The Company consummated the transactions contemplated by the Purchase Agreement on January 29, 2025.
In connection with the closing of the PIPE Investment, on January 29, 2025, (i) Cottonmouth and the Company amended that certain equity participation right agreement, dated February 13, 2023 (the “Existing Equity Participation Right Agreement”), to remove certain preemptive rights with respect to the Company’s equity securities granted to Cottonmouth under the Existing Equity Participation Right Agreement and (ii) the Company entered into that certain Second Amended and Restated Registration Rights Agreement with Cottonmouth and the other parties thereto, which amended and restated that certain Amended and Restated Registration Rights Agreement, dated February 15, 2023, by and among the Company and certain stockholders named therein (the “Existing Registration Rights Agreement”), to add Cottonmouth as a party to the Existing Registration Rights Agreement.
Restated Charter
On December 18, 2024, the holder of a majority of the issued and outstanding shares of Class A Common Stock and Class C Common Stock, adopted resolutions by written consent, in lieu of a meeting of stockholders to, among other things, amend and restate, immediately prior to and contingent upon the consummation of the closing of the PIPE Investment, our Fourth A&R Charter to (A) increase the amount of authorized shares of Class C Common Stock from 25,000,000 to 26,000,000 and (B) increase the size of our Board from seven to eight and to provide Cottonmouth with certain director designation and board observer rights. The Restated Charter was approved and recommended by the Board prior to the stockholder action by written consent.
Immediately prior to closing of the PIPE Investment, on January 29, 2025, the Company filed the Restated Charter with the Delaware Secretary of State.
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
Commencing and Expanding Commercial Operations
A critical step in our business strategy will be the successful construction and operation of the first commercial production plant using our patented STG+® technology.
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
In February 2024, Verde and Cottonmouth entered into the JDA, which provides a pathway forward for the parties to reach final definitive documents and FID. The JDA frames the contracts contemplated to be entered into between the parties, including an operating agreement, ground lease agreement, construction agreement, license agreement and financing agreements as well as conditions precedent to close such as FID. The expectation for the project is to produce approximately 3,000 barrels per day of fully-refined gasoline utilizing Verde’s patented STG+® process. We expect that the proposed facility, which is to be located in the Permian Basin, could serve as a template for additional natural gas-to-gasoline projects throughout the Permian Basin and other pipeline-constrained basins in the U.S., as well as addressing flared or stranded natural gas opportunities internationally.
In June 2024, the Company entered into a contract with Chemex for a FEED study related to the Permian Basin Project. In connection with entering into the JDA and the commencement of FEED, we began to incur development costs with respect to the project. Under the terms of the JDA, 65% of the approved development costs that we incur (which includes the FEED costs) are reimbursed by Cottonmouth. The construction in progress balance as of December 31, 2024 is comprised of capitalized FEED costs of $2,937,528 and is net of $1,908,628 of cost reimbursements from Cottonmouth. Upon FEED completion and reaching FID, it is anticipated that engineering, procurement and construction work will then commence. It is expected that commercial operations will be achieved with 18-24 months from commencement of engineering, procurement and construction work.
Key Components of Results of Operations
We are an early-stage company with no revenues, and our historical results may not be indicative of our future results. Accordingly, the drivers of any future financial results, as well as any components thereof, may not be comparable to our historical or future results of operations.
Revenue
We have not generated any revenue to date. We expect to generate a significant portion of our future revenue from activities related to the proposed Permian Basin Project, which will produce RBOB grade gasoline. These revenues are currently expected to be comprised of distributions from our share of ownership of the Permian Basin Project as well as fees from our role as operator of such project.
Expenses
General and Administrative Expense
General and administrative expenses consist of compensation costs including salaries, benefits and share-based compensation expense, for personnel in executive, finance, accounting and other administrative functions. General and administrative expenses also include outside service costs, such as legal fees, professional fees paid for accounting, auditing and consulting services, and insurance costs. Following the Business Combination, we incurred and expect to continue to incur higher general and administrative expenses for public company costs such as compliance with the regulations of the SEC and Nasdaq.
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
Contingent consideration
Prior to the Business Combination, we had an arrangement payable to our Chief Executive Officer and a consultant whereby a contingent payment would become payable if certain return on investment hurdles were met within five years of an asset purchase arrangement. The contingent consideration was forfeited in connection with the Closing.
Other Income
Other income primarily consists of interest and dividend income earned on our cash and cash equivalents balances.

Income Tax Effects
We hold 29.8% of the economic interest in OpCo, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, OpCo generally is not subject to U.S. federal income tax under current U.S. tax laws. We are subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to our distributive share of the net taxable income (loss) and any related tax credits of OpCo.
Intermediate was historically and remains a disregarded subsidiary of a partnership for U.S. Federal income tax purposes. As a direct result of the Business Combination, OpCo became the sole member of Intermediate. As such, OpCo’s distributive share of any net taxable income or loss and any related tax credits of Intermediate are then distributed to us.
Results of Operations
Comparison of the years ended December 31, 2024 and 2023

	For the Year Ended
	December 31, 2024	December 31, 2023
General and administrative expenses	$11,205,770	$11,515,192
Contingent consideration	-	(1,299,000)
Research and development expenses	451,072	329,194
Total Operating loss	11,656,842	10,545,386

Other (income)	(1,193,273)	(447,074)
Interest expense	-	236,699
Loss before income taxes	10,463,569	10,335,011
Provision for income taxes	51,465	166,265
Net loss	$10,515,034	$10,501,276
General and Administrative
General and administrative expenses decreased approximately $0.3 million, or 3%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was primarily due to $2.1 million of unit-based compensation expense recorded in the year ended December 31, 2023 associated with the accelerated vesting of all the outstanding Series A Incentive Units and Founder Incentive Units (each as defined in Note 9 in the accompanying Consolidated Financial Statements) as a result of the Business Combination, as well as decreases in miscellaneous general and administrative expenses of $0.4 million. These decreases were partially offset by higher employee compensation-related expense of $0.9 million attributable to an increase in headcount, higher outside services expense of $0.7 million and higher share-based compensation expense of $0.6 million associated with restricted stock units and stock options granted in 2023 and stock options granted in 2024.
Contingent Consideration
The $1.3 million decrease in contingent consideration for the year ended December 31, 2024 as compared to the prior year reflects the reversal during the year ended December 31, 2023 of the remaining accrual made by Holdings for certain contingent payments due to a contractual forfeiture of the payments following the close of the Business Combination on February 15, 2023. See Note 3 in the accompanying Consolidated Financial Statements for further information.
Research and Development
R&D expenses for the year ended December 31, 2024 increased approximately $0.1 million, or 37%, as compared to the prior year. The increase was primarily due to higher employee compensation-related expense attributable to an increase in headcount, partially offset by lower outside services expense.

Other Income
Other income increased approximately $0.7 million for the year ended December 31, 2024 as compared to the prior year. The increase was primarily attributable to higher interest and dividend income earned as a result of our money market investment.
Interest Expense
Interest expense decreased approximately $0.2 million for the year ended December 31, 2024 as compared to the prior year. The decrease was primarily due to our former land lease in Maricopa, Arizona, which was classified as a finance lease until the third quarter of 2023, at which time the lease was modified and reclassified to an operating lease. The lease was exited on December 31, 2023.
Provision for Income Taxes
The provision for income taxes decreased approximately $0.1 million for the year ended December 31, 2024 as compared to the prior year. The decrease was primarily due to changes in estimations related to CENAQ’S fiscal year 2022 tax obligations. See Note 12 to the accompanying Consolidated Financial Statements for further information.
Liquidity and Capital Resources
As of December 31, 2024, we are in process of developing our first commercial production plant and have not derived revenue from our principal business activities. We do not expect to generate any meaningful revenue unless and until we are able to commercialize our first production plant. Since inception, we have incurred operating losses and generated negative operating cash flows primarily attributable to our ongoing general and administrative expenses and development activities.
We measure liquidity in terms of our ability to fund the cash requirements of our development activities and our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve general and administrative expenses and activities related to the ongoing development of our first commercial production plant.
As of December 31, 2024, we had cash and cash equivalents of $19.0 million.
We expect that our cash and cash equivalents, including the net proceeds from the PIPE Investment received after December 31, 2024, will be sufficient to fund our cash requirements, including ongoing general and administrative expenses and planned development activities through the 2025 fiscal year. However, notwithstanding the PIPE Investment, we further expect that additional capital will be required in order to complete our first commercial production plant. The exact timing of these additional cash requirements will depend on the pacing of our development activities, which is uncertain and subject to a variety of factors, many of which are outside of our control.
Accordingly, we will likely be required to raise additional funds through the issuance of equity, equity-related or debt securities, through obtaining credit from government or financial institutions or by engaging in joint ventures or other alternative forms of financing. We cannot be certain that additional funds will be available on favorable terms when required, or at all. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects could be materially and adversely affected. Our ability to raise funds through equity offerings may be limited by the significant number of shares that may be publicly sold as well as by the amount of publicly traded Class A Common Stock as well as outstanding Warrants, stock options, restricted stock units ("RSUs") or Earn Out Equity. As the exercise price of our Warrants is $11.50 per share of Class A Common Stock, we do not expect that Warrants will be exercised in the foreseeable future. In addition, to the extent we raise funds through the sale of additional equity securities, our stockholders would experience additional dilution. If we raise funds through the issuance of debt securities or through loan arrangements, the terms of such debt securities or loan arrangements could require significant interest payments, contain covenants that restrict our business, or contain other unfavorable terms. The current high interest rate environment adds additional risk and expense to the issuance of debt securities or loan arrangements to fund capital investment.

Comparison of Cash Flows for the Years Ended December 31, 2024 and 2023
The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for the periods presented below:

	For the Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(8,880,184)	$(9,112,666)
Net cash used in investing activities	(854,926)	(58,588)
Net cash provided by financing activities	-	37,495,502
Net increase in cash, cash equivalents and restricted cash	$(9,735,110)	$28,324,248
Cash Flows Used in Operating Activities
Net cash used in operating activities decreased $0.2 million during the year ended December 31, 2024 as compared to the prior year. The decrease was primarily due to higher operating cash flows from interest and dividend income, partially offset by higher operating expenses, including employee compensation-related and outside services.
Cash Flows Used In Investing Activities
Net cash used in investing activities increased $0.8 million during the year ended December 31, 2024 as compared to the prior year. The increase was primarily attributable to development costs incurred in connection with the JDA upon commencement of FEED study in June 2024, partially offset by cash reimbursements for certain capital expenditures received from Cottonmouth. See Notes 4, 7 and 13 in the accompanying Consolidated Financial Statements for further information.
Cash Flows From Financing Activities
Net cash provided by financing activities was zero for the year ended December 31, 2024 as compared to $37.5 million for the prior year. Net cash provided by financing activities for the year ended December 31, 2023 consisted of the net proceeds received from the closing of the Business Combination and PIPE Financing. Following the Business Combination and the closing of the PIPE Financing, we received approximately $37.3 million in cash, net of approximately $10.0 million of transaction expenses and the repayment of approximately $3.8 million of capital contributions made by Holdings since December 2021. The gross amount, before expenses, was composed of approximately $19.0 million release from CENAQ’s trust account, after payment of approximately $158.8 million to public stockholders who exercised Redemption Rights (representing a redemption rate of approximately 89.3%), and $32.0 million of proceeds from the PIPE Financing. We also received $0.1 million from the CENAQ operating account.
Commitments and Contractual Obligations
In October 2022, we entered into a 25-year land lease in Maricopa, Arizona with the intent of building a biofuel processing facility. The commencement date of the lease occurred in February 2023 contemporaneous with us obtaining control of the identified asset. The lease was modified during the third quarter of 2023, resulting in a reclassification of the lease from finance to operating. We exited the lease as of December 31, 2023. See Note 8 to the accompanying Consolidated Financial Statements for further information.
The Company had a restricted cash balance of $100,000 as of both December 31, 2024 and December 31, 2023. The restricted cash balance is maintained in support of a letter of credit.
Off-Balance Sheet Arrangements
As of December 31, 2024 and during the year ended December 31, 2024, we had not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies
Our consolidated financial statements have been prepared in conformity with U.S. GAAP as determined by the Financial Accounting Standards Board. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses and allocated charges during the reporting period. The following is a summary of certain critical accounting policies and estimates that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.
Income taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. The Company has elected to use the outside basis approach to measure the deferred tax assets or liabilities based on its investment in its subsidiaries without regard to the underlying assets or liabilities.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Impairment of Intangible Assets
Substantially all of the value of the acquired assets from Primus was attributable to the intellectual property and patented technology. Such technology has remained our core asset since its acquisition and we have continued to develop such technology and expand its application to other feedstocks.
A qualitative assessment of indefinite-lived intangible assets is performed in order to determine whether further impairment testing is necessary. In performing this analysis, we consider macroeconomic conditions, industry and market considerations, current and forecasted financial performance, entity-specific events and changes in the composition or carrying amount of net assets. Following our analysis of qualitative impairment indicators, intellectual property is tested for impairment using certain valuation methods, such as the discounted cash flow or relief-from-royalty methods. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference.
The Company also considered market transactions (such as the PIPE Investment and Business Combination) in qualitatively assessing impairment. We further determined our estimated enterprise value utilizing a mix of market approach, discounted cash flow and relief from royalty methods (obtained from various analyses including the determination of the grant date fair value of our securities in connection with the share-based compensation awarded in 2024 and 2023), and the estimated enterprise value exceeded the carrying amount of this intangible asset by a substantial amount.

During the years ended December 31, 2024 and 2023, we placed the most weight on the PIPE Investment and Business Combination, respectively, in concluding that no impairment testing was required. Such transactions served to support management’s conclusion that fair value of our indefinite-lived intangible asset is greater than its carrying amount by a substantial amount, and no impairment charges were recognized in any of the periods presented. Additionally, during the year ended December 31, 2024, there were no events or changes in circumstances noted that would indicate that the carrying amount of the indefinite-lived intangible asset may not be recoverable.
Unit-Based Compensation
We apply the fair value method under ASC 718, “Compensation — Stock Compensation” (“ASC 718”), in accounting for unit-based compensation to employees. Service-based units compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. The fair value of the equity award granted is estimated on the date of the grant. Performance-based units are expensed over the requisite service period, based on the probability of achieving the performance goal, with changes in expectations recognized as an adjustment to earnings in the period of the change. If the performance goal is not met, no unit-based compensation expense is recognized. We accelerated the unvested service and performance-based units during the year ended December 31, 2023 in connection with the Business Combination. No service-based or performance-based incentive units were granted during the year ended December 31, 2024.
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
Recent Accounting Pronouncements
See Note 2 in the accompanying Consolidated Financial Statements for information regarding accounting pronouncements.
JOBS Act
We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. CENAQ previously elected to irrevocably opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time public companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another emerging growth company that has not opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used. Additionally, we are not required to, among other things, provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.

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

ITEM 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Verde Clean Fuels, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verde Clean Fuels, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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
March 28, 2025

We have served as the Company's auditor since 2022.

VERDE CLEAN FUELS, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$19,044,067	$28,779,177
Restricted cash	100,000	100,000
Accounts receivable – other	226,157	-
Other current assets	804,186	373,324
Total current assets	20,174,410	29,252,501

Non-current assets:
Property, plant and equipment, net	1,096,270	62,505
Intellectual property and patented technology	1,925,151	1,925,151
Operating lease right-of-use assets, net	215,806	524,813
Deposits	160,669	160,669
Total non-current assets	3,397,896	2,673,138
Total assets	$23,572,306	$31,925,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$734,374	$184,343
Accrued liabilities	1,907,165	1,976,812
Operating lease liabilities	153,917	297,380
Other current liabilities	15,129	-
Total current liabilities	2,810,585	2,458,535

Non-current liabilities:
Promissory note – related party	-	409,612
Operating lease liabilities	78,245	232,162
Total non-current liabilities	78,245	641,774
Total liabilities	2,888,830	3,100,309
Commitments and Contingencies (see Note 8)

Stockholders’ equity
Class A common stock, par value $0.0001 per share, 9,549,621 and 9,387,836 shares issued and outstanding as of December 31, 2024 and 2023, respectively	955	939
Class C common stock, par value $0.0001 per share, 22,500,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2,250	2,250
Additional paid in capital	37,502,903	35,014,836
Accumulated deficit	(27,257,086)	(23,922,730)
Noncontrolling interest	10,434,454	17,730,035
Total stockholders’ equity	20,683,476	28,825,330
Total liabilities and stockholders’ equity	$23,572,306	$31,925,639
The accompanying notes are an integral part of these consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2024	2023

General and administrative expenses	$11,205,770	$11,515,192
Contingent consideration	-	(1,299,000)
Research and development expenses	451,072	329,194
Total operating loss	11,656,842	10,545,386

Other (income)	(1,193,273)	(447,074)
Interest expense	-	236,699
Loss before income taxes	(10,463,569)	(10,335,011)
Income tax provision	51,465	166,265
Net loss	$(10,515,034)	$(10,501,276)
Net loss attributable to noncontrolling interest	$(7,180,678)	$(7,757,688)
Net loss attributable to Verde Clean Fuels, Inc.	$(3,334,356)	$(2,743,588)

Earnings per share
Weighted average Class A common stock outstanding, basic and diluted	6,286,033	6,140,529
Loss per share of Class A common stock	$(0.53)	$(0.45)
The accompanying notes are an integral part of these consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For The Year Ended December 31, 2023

	Member’s Equity	Class A Common		Class C Common		Additional Paid In Capital	Accumulated Deficit	Non controlling Interest	Total Stockholders’ Equity
		Shares	Values	Shares	Values
Balance – December 31, 2022	$12,775,901	-	$-	-	$-	$-	$(11,672,536)	$-	$1,103,365
Retroactive application of recapitalization	-	-	936	-	2,573	(3,509)	-	-	-
Adjusted beginning balance	12,775,901	-	936	-	2,573	(3,509)	(11,672,536)	-	1,103,365
Reversal of Intermediate original equity	(12,775,901)	-	(936)	-	(2,573)	3,509	11,672,536	-	(1,103,365)
Recapitalization transaction	-	9,358,620	936	22,500,000	2,250	15,391,286	(4,793,142)	25,487,723	36,089,053
Class A Sponsor earn out shares	-	-	-	-	-	5,792,000	(5,792,000)	-	-
Class C Sponsor earn out shares	-	-	-	-	-	10,594,000	(10,594,000)	-	-
Share-based compensation	-	-	-	-	-	2,901,569	-	-	2,901,569
Warrant exercise	-	29,216	3	-	-	335,981	-	-	335,984
Net loss	-	-	-	-	-	-	(2,743,588)	(7,757,688)	(10,501,276)
Balance – December 31, 2023	$-	9,387,836	$939	22,500,000	$2,250	$35,014,836	$(23,922,730)	$17,730,035	$28,825,330
For The Year Ended December 31, 2024

	Class A Common		Class C Common		Additional Paid In Capital	Accumulated Deficit	Non controlling Interest	Total Stockholders’ Equity
	Shares	Values	Shares	Values
Balance – December 31, 2023	9,387,836	$939	22,500,000	$2,250	$35,014,836	$(23,922,730)	$17,730,035	$28,825,330
Settlement of Promissory Note	40,961	4	-	-	409,608	-	-	409,612
Conversion of restricted stock units	120,824	12	-	-	(12)	-	-	-
Share-based compensation	-	-	-	-	1,354,005	-	-	1,354,005
Rebalancing of ownership percentage for issuance of Class A shares	-	-	-	-	114,903	-	(114,903)	-
Adjustment of excise tax accrual	-	-	-	-	609,563	-	-	609,563
Net loss	-	-	-	-	-	(3,334,356)	(7,180,678)	(10,515,034)
Balance – December 31, 2024	9,549,621	$955	22,500,000	$2,250	$37,502,903	$(27,257,086)	$10,434,454	$20,683,476
The accompanying notes are an integral part of these consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(10,515,034)	$(10,501,276)
Adjustments to reconcile net loss to net cash used in operating activities
Contingent consideration	-	(1,299,000)
Depreciation	13,083	3,497
Share-based compensation expense	1,354,005	2,901,569
Finance lease amortization	-	127,617
Deferred financing fee write-off	-	28,847
Amortization of right-of-use assets	309,007	413,354
Changes in operating assets and liabilities
Other current assets	(430,861)	(259,648)
Accounts payable	144,304	(6,645)
Accrued liabilities	539,916	185,912
Operating lease liabilities	(297,380)	(383,778)
Other changes in operating assets and liabilities	2,776	(323,115)
Net cash used in operating activities	(8,880,184)	(9,112,666)

Cash flows from investing activities
Purchases of property, plant and equipment	(2,549,747)	(58,588)
Reimbursement of capital expenditures	1,694,821	-
Net cash used in investing activities	(854,926)	(58,588)

Cash flows from financing activities
PIPE proceeds	-	32,000,000
Cash received from Trust	-	19,031,516
Transaction expenses	-	(10,043,793)
BCF Holdings capital repayment	-	(3,750,000)
Repayments of notes payable - insurance premium financing	-	(11,166)
Repayments of the principal portion of finance lease liabilities	-	(44,469)
Warrant exercises	-	335,984
Deferred financing costs	-	(22,570)
Net cash provided by financing activities	-	37,495,502

Net change in cash, cash equivalents and restricted cash	(9,735,110)	28,324,248
Cash, cash equivalents and restricted cash, beginning of year	28,879,177	463,475
CENAQ operating cash balance acquired	-	91,454
Cash, cash equivalents and restricted cash, end of period	$19,144,067	$28,879,177

Supplemental cash flow information
Non-cash income tax payable and deferred tax liability obtained from CENAQ	$-	$431,632
Non-cash impact of debt issuance through the business combination	$-	$409,612
Capital expenditures in accounts payable and accrued expenses (at period end)	$405,727	$-
Accounts receivable for reimbursement of capital expenditures (at period end)	$213,807	$-
Cash paid for interest	$-	$236,699
Cash paid for income taxes	$45,896	$431,632
The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 — THE COMPANY
Overview
Verde Clean Fuels, Inc. (the “Company”, “Verde” and “Verde Clean Fuels”) is a clean fuels company focused on the deployment of its innovative and proprietary liquid fuels processing technology through development of commercial production plants. Verde’s syngas-to-gasoline plus (STG+®) process converts syngas, derived from diverse feedstocks, into fully finished liquid fuels that require no additional refining. Verde is currently focused on identifying and evaluating opportunities to convert associated natural gas into gasoline, which is expected to provide a market for such natural gas with the added potential benefits of flare mitigation and production of gasoline with a lower carbon intensity than conventional gasoline.
The Company is a Delaware corporation headquartered in Houston, Texas. The Company’s principal executive offices are located at 711 Louisiana St, Suite 2160, Houston, Texas 77002. The Company also has a demonstration plant and office in Hillsborough, New Jersey. The Company’s shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”), and warrants are listed on Nasdaq under the symbols “VGAS” and “VGASW,” respectively. The Company’s primary stockholder is Bluescape Clean Fuels Holdings, LLC (“Holdings”). Holdings is an affiliate of Bluescape Energy Partners, an alternative investment firm. See Note 7 for further information.
Business Combination
On February 15, 2023 (the “Closing Date”), the Company consummated (the “Closing”) a business combination (the “Business Combination”) pursuant to that certain business combination agreement, dated as of August 12, 2022 (the “Business Combination Agreement”) by and among CENAQ Energy Corp. (“CENAQ”), Verde Clean Fuels OpCo, LLC, a Delaware limited liability company and a wholly owned subsidiary of CENAQ (“OpCo”), Holdings, Bluescape Clean Fuels Intermediate Holdings, LLC, a Delaware limited liability company (“Intermediate”), and CENAQ Sponsor LLC (“Sponsor”). Immediately upon the completion of the Business Combination, CENAQ was renamed as Verde Clean Fuels, Inc. See Notes 3 and 7 for further information. Following the completion of the Business Combination, the combined company is organized under an umbrella partnership C corporation (“Up-C”) structure, and the direct assets of the Company consist of equity interests in OpCo, whose direct assets consist of equity interests in Intermediate. Immediately following the Business Combination, Verde Clean Fuels is the sole manager of and controls OpCo.
Prior to the Business Combination, and up to the Closing Date, Verde Clean Fuels, previously CENAQ Energy Corp., was a special purpose acquisition company (“SPAC”) incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. See Note 3 for further information.
Relationship with Cottonmouth Ventures, LLC and Permian Basin Project
In connection with the Closing, the Company issued and sold to Cottonmouth Ventures, LLC (“Cottonmouth”), a wholly-owned subsidiary of Diamondback Energy, Inc (“Diamondback”), 2,000,000 shares of its Class A common stock in a private placement for an aggregate purchase price of $20,000,000 and entered into that certain Equity Participation Right Agreement, dated as of February 13, 2023, by and among the Company and Cottonmouth, pursuant to which Verde granted Cottonmouth the right to participate and jointly develop facilities in the Permian Basin utilizing Verde’s STG+® technology for the production of gasoline derived from economically disadvantaged natural gas feedstocks (the “Permian Basin Project”).
In February 2024, Verde and Cottonmouth entered into a Joint Development Agreement (the “JDA”) for the proposed development, construction, and operation of a commercial production plant to produce commodity-grade gasoline using natural gas feedstock supplied from Diamondback’s operations in the Permian Basin.
In June 2024, the Company entered into a contract with Chemex Global, LLC (“Chemex”), a Shaw Group company (“Shaw Group”), for a front-end engineering and design (“FEED”) study related to the Permian Basin Project.
As of December 31, 2024, the Company and Cottonmouth are advancing the development activities related to the Permian Basin Project, including the FEED study. See Notes 4, 7, 13 and 15 for further information.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.
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
The Company’s ability to develop and operate commercial production plants, as well as expand production at future commercial production plants, is subject to many risks beyond its control, including regulatory developments, construction risks, and global and regional macroeconomic developments.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
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
Consolidation
The Company consolidates all entities that it controls by ownership interest or other contractual rights giving the Company control over the most significant activities of an investee. The Company’s consolidated financial statements include its subsidiaries as follows:
•OpCo;
•Intermediate;
•Bluescape Clean Fuels Employee Holdings, LLC;
•Bluescape Clean Fuels EmployeeCo., LLC;
•Bluescape Clean Fuels, LLC; and
•Maricopa Renewable Fuels I, LLC.
The Company has reclassified certain comparative amounts to conform to the current period presentation. These reclassifications had no effect on the reported results of operations. All intercompany balances and transactions have been eliminated in consolidation.

Statements of Operations
The Company’s general and administrative expenses primarily consist of compensation costs including salaries, benefits and stock-based compensation expense for personnel in executive, finance, accounting, and other administrative functions. General and administrative expenses also include outside service costs, such as legal fees, professional fees paid for accounting, auditing and consulting services, and insurance costs.
Research and development expenses consist primarily of internal and external expenses, including labor directly performed on our projects and fees paid to third parties working on and testing specific aspects of our STG+® technology.
Other income is primarily related to interest and dividend income earned as a result of our money market investments, which are included within cash equivalents in the consolidated balance sheet.
Cash, Cash Equivalents and Restricted Cash
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are comprised of funds held in a short-term money market fund having investments in high-quality short-term securities that are issued or guaranteed by the U.S. government or by U.S. government agencies and instrumentalities.
The Company also has a restricted cash balance that is included in the determination of cash and restricted cash in the Consolidated Statements of Cash Flows. See Note 8 for further information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage limit of $250,000. Additionally, the majority of the Company’s cash and cash equivalents are held in a short-term money market fund that is not guaranteed by the FDIC. As of December 31, 2024, the Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.
Accounts Receivable – Other
Accounts receivable – other primarily consists of amounts to be reimbursed to the Company from Cottonmouth in connection with the terms of the JDA between the Company and Cottonmouth. See Notes 1, 4 and 13 for further information. In accordance with Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, the Company’s accounts receivable are required to be presented at the net amount expected to be collected through an allowance for credit losses that are expected to occur over the life of the remaining life of the asset, rather than incurred losses. The Company considers the amounts due from Cottonmouth to be fully collectible and, accordingly, there was no allowance for credit losses recorded by the Company as of December 31, 2024.
Other Current Assets
As of December 31, 2024, other current assets included $469,612 of deferred equity issuance costs that were incurred in connection with the Company’s issuance of shares of its Class A common stock to Cottonmouth in January 2025. See Notes 1 and 15 for further information. Prepaid expenses are also included within other current assets.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. The fair values of cash, restricted cash, cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses are estimated to approximate their respective carrying values as of December 31, 2024 and 2023 due to the short-term maturities of such instruments.
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
Net Loss Per Share of Common Stock
Subsequent to the Business Combination, the Company’s capital structure is comprised of shares of Class A common stock and shares of Class C common stock, par value $0.0001 per share (the “Class C common stock”). Public stockholders, the Sponsor, and the investors in a private offering of shares of Class A common stock (the “PIPE Financing”) hold shares of Class A common stock and Warrants (as defined below), and Holdings owns shares of Class C common stock and Class C units of OpCo (the “Class C OpCo Units”). Holders of Class C OpCo Units, other than Verde Clean Fuels, have the right, subject to certain limitations, to exchange all or a portion of its Class C OpCo Units and a corresponding number of shares of Class C common stock for, at Opco’s election, (i) shares of Class A common stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, or (ii) an equivalent amount of cash. Each share of Class C common stock represents the right to cast one vote per share at the Verde Clean Fuels level and carries no economic rights, including rights to dividends or distributions upon liquidation. Thus, shares of Class C common stock are not participating securities per ASC 260, “Earnings Per Share”. As the shares of Class A common stock represent the only participating securities, the application of the two-class method is not required.
Antidilutive instruments including outstanding warrants, stock options, certain restricted stock units (“RSUs”) and earn out shares, were excluded from diluted earnings per share for the years ended December 31, 2024 and 2023 because the inclusion of such instruments would be anti-dilutive. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for all periods presented.
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
For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, they are recorded at their initial fair value on the date of issuance and subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as a non-cash gain or loss in the consolidated statement of operations. See Note 10 for further information.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. The Company has elected to use the outside basis approach to measure the deferred tax assets or liabilities based on its investment in its subsidiaries without regard to the underlying assets or liabilities. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Reverse Recapitalization
The Business Combination was accounted for in accordance with ASC 805, “Business Combinations” (“ASC 805”) as a common control reverse recapitalization, with no goodwill or other intangible assets recorded. This determination reflects Holdings holding a majority of the voting power of Intermediate’s pre and post Business Combination operations and Intermediate’s management team retaining similar roles at Verde Clean Fuels. Further, Holdings continues to have control of the Company's Board of Directors (the “Board” or “Board of Directors”) through its majority voting rights.
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
Directly identifiable costs incurred in connection with constructing an asset are capitalized as construction in progress assets from the time that a project is deemed probable of occurring. Depreciation expense is not recorded for construction in progress assets until construction is completed and the construction in progress assets are placed into service. Cost reimbursement from project participants related to assets under construction is recorded as an offset to the construction in progress assets. Upon entry into the JDA with Cottonmouth, the Company determined that the Permian Basin Project was probable of occurring and began capitalizing associated costs as construction in progress, net of reimbursements received. See Notes 1, 4 and 13 for further information.
Maintenance and repairs are charged to expense as incurred, and improvements are capitalized.
When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recorded in the period realized.

Indefinite-Lived Intangible Assets
The Company’s intangible asset consists of its intellectual property and patented technology associated with the Company’s patented STG+® process technology, and is considered an indefinite-lived intangible and is not subject to amortization.
Impairments
Long-Lived Assets
The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. During the years ended December 31, 2024 and 2023, the Company did not record any impairment charges.
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
During the years ended December 31, 2024 and 2023, the Company did not record any impairment charges.
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
See Note 8 for further information.

Other Current Liabilities
Other current liabilities primarily consist of deferred income and deposits associated with a sublease arrangement.
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
Equity-Based Compensation
The Company applies ASC 718, “Compensation — Stock Compensation” (“ASC 718”), in accounting for its unit and share-based compensation arrangements.
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
Equity-Based Awards
In March 2023, the Company authorized and approved the Verde Clean Fuels, Inc. 2023 Omnibus Incentive Plan (the “2023 Plan”) which authorizes up to 4,727,112 shares that may be granted under the 2023 Plan in connection with equity-based compensation awards. During the years ended December 31, 2024 and 2023, the Company granted equity-based awards to certain employees and officers and to non-employee directors, consistent with the terms of the 2023 Plan.
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes model and the fair value of RSUs on the date of grant based on the value of the stock price on that date. The fair value of equity instruments are subject to a discount for lack of marketability.
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
There is substantial judgment in selecting the assumptions used to determine the fair value of such equity awards and other companies could use similar market inputs and experience and arrive at different conclusions. See Note 9 for further information.
RSUs represent an unsecured right to receive one share of the Company’s Class A common stock equal to the per share value of the Class A common stock on the settlement date. RSUs have a zero-exercise price and vest over time in whole after the first anniversary of the date of grant subject to continuous service through the vesting date.
See Note 9 for further information.
Contingent Consideration
Holdings had an arrangement payable to the Company’s Chief Executive Officer (“CEO”) and a consultant whereby a contingent payment could become payable in the event that certain return on investment hurdles were met. On August 5, 2022, Holdings entered into an agreement with the Company’s management and CEO whereby if the Business Combination was completed, the contingent consideration would be forfeited.
As of December 31, 2022, the Company remeasured the liability of this arrangement and reassessed the probability of the completion of the Business Combination and reversed $7,551,000 of the accrued expense through earnings resulting in a contingent consideration liability of $1,299,000.
The Business Combination closed on February 15, 2023, and therefore the contingent consideration arrangement was terminated, and no payments were made. Thus, $1,299,000 of accrued contingent consideration was reversed through earnings for the year ended December 31, 2023. No contingent consideration was recorded during the year ended December 31, 2024. See Note 5 for further information.
Recent Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 enhances segment reporting under Topic 280 by expanding the breadth and frequency of segment disclosures. ASU 2023-07 requires disclosure of significant expenses that are regularly provided to an entity’s Chief Operating Decision Maker (“CODM”) and included in the reported measure(s) of a segment’s profit or loss. When applying this disclosure requirement, an entity identifies the segment expenses that are regularly provided to the CODM or easily computable from information that is regularly provided to the CODM. Entities are also required to disclose other segment items, i.e., the difference between reported segment revenue less the significant segment expenses and the reported measure(s) of a segment’s profit or loss. ASU 2023-07 also clarifies that single reportable segment entities are subject to Topic 280 in its entirety. ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The amendments in ASU 2023-07 should be adopted retrospectively unless impracticable. Early adoption is permitted. The disclosures required by ASU 2023-07 are included within Note 14.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires additional disclosure about specified categories of expenses included in relevant expense captions presented on the income statement. The amendments are effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on its disclosures.
The Company considers the applicability and impact of all ASUs issued by the FASB. There are no other accounting pronouncements which have been issued but are not yet effective that would have a material impact on the consolidated financial statements when adopted.
NOTE 3 — BUSINESS COMBINATION
Pursuant to the Business Combination Agreement, (i) (A) CENAQ contributed to OpCo (1) all of its assets (excluding its interests in OpCo and the aggregate amount of cash required to satisfy any exercise by CENAQ stockholders of their redemption rights (the “Redemption Rights”)) and (2) the shares of Class C common stock (the “Holdings Class C Shares”) and (B) in exchange therefor, OpCo issued to CENAQ a number of Class A common units of OpCo (“Class A OpCo Units” and, together with the Class C OpCo Units, the “OpCo Units”) equal to the number of total shares of Class A common stock issued and outstanding immediately after the Closing Date (taking into account the PIPE Financing) and following the exercise of Redemption Rights (such transactions, the “SPAC Contribution”) and (ii) immediately following the SPAC Contribution, (A) Holdings contributed to OpCo 100% of the issued and outstanding limited liability company interests of Intermediate and (B) in exchange therefor, OpCo transferred to Holdings the Class A OpCo Units and the Holdings Class C Shares. Holdings holds 22,500,000 OpCo Units and an equal number of shares of Class C common stock.
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
The Business Combination included:
•Holdings contributing 100% of the issued and outstanding limited liability company interests of Intermediate to OpCo in exchange for 22,500,000 Class C OpCo Units and an equal number of shares of Class C common stock;
•The issuance and sale of 3,200,000 shares of Class A common stock for a purchase price of $10.00 per share, for an aggregate purchase price of $32,000,000 in the PIPE Financing pursuant to the subscription agreements;
•Delivery of $19,031,516 of proceeds from CENAQ’s trust account related to non-redeeming holders of 1,846,120 shares of Class A common stock; and
•Repayment of $3,750,000 of capital contributions made by Holdings since December 2021 and payment of $10,043,793 of transaction expenses including deferred underwriting fees of $1,700,000.

The following summarizes the shares of Verde Clean Fuels' Class A common stock and Class C common stock (collectively, the “Common Stock”) outstanding as of February 15, 2023. The percentage of beneficial ownership is based on 31,858,620 shares of the Company's Common Stock issued and outstanding as of February 15, 2023, comprised of 9,358,620 shares of Class A common stock and 22,500,000 shares of Class C common stock.

	Shares	% of Common Stock
CENAQ Public Stockholders(a)	1,846,120	5.79%
Holdings(b)	23,300,000	73.14%
New PIPE Investors (excluding Holdings)(c)	2,400,000	7.53%
Sponsor and other investors(d)	1,078,125	3.39%
Sponsor Earn Out shares(e)	3,234,375	10.15%
Total Shares of Common Stock at Closing	31,858,620	100.00%
Earn Out Equity shares(f)	3,500,000
Total diluted shares at Closing (including shares above)(g)	35,358,620
(a)CENAQ public stockholders holding 15,403,880 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. Excludes 189,750 underwriters forfeited shares owned by Imperial Capital, LLC and I-Bankers Securities, Inc. that were forfeited as of the Closing Date.
(b)Includes (i) 22,500,000 shares of Class C common stock issued to Holdings at Closing, representing 100% of the shares of Class C common stock outstanding as of February 15, 2023, and (ii) 800,000 shares of Class A common stock acquired by Holdings in the PIPE Financing.
(c)Excludes 800,000 shares of Class A common stock acquired by Holdings in the PIPE Financing.
(d)Includes 253,125 and 825,000 shares of Class A common stock issued to the Sponsor and other investors, respectively, upon conversion of a portion of their current Class B common stock at Closing.
(e)Includes 3,234,375 shares of Class A common stock issued to the Sponsor that are subject to forfeiture. These shares will no longer be subject to forfeiture upon the occurrence of the Triggering Events. Excludes 2,475,000 shares of Class A common stock issuable upon the exercise of warrants held by Sponsor (“Private Placement Warrants”).
(f)Includes 3,500,000 shares of Class C common stock issuable to Holdings upon the occurrence of Triggering Events.
(g)Excludes 12,937,479 and 2,475,000 shares of Class A common stock issuable upon the exercise of the warrants issued in the initial public offering (“Public Warrants” and, together with the Private Placement Warrants, the “Warrants”) and Private Placement Warrants, respectively.
Total proceeds raised from the Business Combination were $37,329,178, consisting of $32,000,000 in PIPE Financing proceeds, $19,031,516 from the CENAQ trust, and $91,454 from the CENAQ operating account offset by $10,043,793 in transaction expenses which were recorded as a reduction to additional paid in capital and offset by a $3,750,000 capital repayment to Holdings.

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT
Major classes of property, plant, and equipment are as follows:

	As of
	December 31, 2024	December 31, 2023
Construction in progress	$1,028,900	$-
Computers, office equipment and hardware	34,330	16,956
Furniture and fixtures	47,256	47,256
Machinery and equipment	43,799	43,799
Property, plant and equipment	1,154,285	108,011
Less: Accumulated depreciation	58,015	45,506
Property, plant and equipment, net	$1,096,270	$62,505
The construction in progress balance is comprised of capitalized FEED costs, net of reimbursements to be received from Cottonmouth, related to the joint development of the Permian Basin Project. The construction in progress balance as of December 31, 2024 is comprised of capitalized FEED costs of $2,937,528 and is net of $1,908,628 of cost reimbursements from Cottonmouth. See Notes 1, 7 and 13 for further information.
Depreciation expense was $13,083 and $3,497 for the year ended December 31, 2024 and 2023, respectively. Depreciation expense of $10,277 and $2,806 is included in general and administrative and research and development expense, respectively, for the year ended December 31, 2024. Depreciation expense of $1,662 and $1,835 is included in general and administrative and research and development expense, respectively, for the year ended December 31, 2023.
NOTE 5 — FAIR VALUE MEASUREMENTS
As of December 31, 2024 and 2023, the Company had cash equivalents of $17,559,091 and $26,155,789, respectively, which consisted of funds held in a short-term money market fund and are classified as Level 1 in the fair value hierarchy. See Note 2 for further information.
The Company measured the liability for contingent consideration as of December 31, 2022 using Level 3 inputs and valued the contingent consideration at $1,299,000. There was no liability for contingent consideration as of December 31, 2023 as this liability was reversed and recognized in earnings during the year ended December 31, 2023 as a result of the close of the Business Combination.
At December 31, 2024 and 2023, there were no other assets or liabilities measured at fair value on a recurring basis, as the Earn Out Equity (as defined below), Public Warrants, and Private Placement Warrants are equity-classified.

NOTE 6 — ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of
	December 31, 2024	December 31, 2023
Accrued bonus	$331,398	$-
Accrued legal fees	467,645	237,839
Accrued professional fees	68,000	143,900
Accrued excise tax liability	978,412	1,587,975
Other accrued expenses	61,710	7,098
Total accrued liabilities	$1,907,165	$1,976,812
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. The amount of repurchases applicable to the excise tax can be reduced by the fair market value of any issuances at the time of issuance that occurred during the year, as well as certain exceptions provided by the U.S. Department of the Treasury.
As of December 31, 2024, the Company has recorded an accrual for excise tax liability of $978,412. During the year ended December 31, 2024, the Company reduced the estimated excise tax liability by $609,563, which was recorded as an increase to additional paid in capital within stockholders’ equity upon finalization of the calculation of the amount owed and ultimate submission of the excise tax return filed.
NOTE 7 — RELATED PARTY TRANSACTIONS
Holdings
The Company has a related party relationship with Holdings whereby Holdings holds a majority ownership in the Company via voting shares and has control of its Board of Directors. Further, Holdings possesses 3,500,000 earn out shares. Certain of the Company's management hold Series A Incentive Units and Founder Incentive Units (each as defined below) that entitle them to participate in the earnings of and distributions by Holdings after a specified return to the Series A Preferred Unit holders. See Notes 1, 3 and 9 for further information.
Chemex
In June 2024, the Company entered into a contract with Chemex, a Shaw Group company, for a FEED study related to the Permian Basin Project. Also in June 2024, the parent organization of Holdings, through a separate subsidiary, made an unrelated preferred equity investment in the Shaw Group and, in connection with the investment, Jonathan Siegler, a Company director, was appointed as a director of the Shaw Group. Total FEED study costs incurred as of December 31, 2024, net of reimbursement from Cottonmouth, were $1.0 million, and are recorded to construction in progress within property, plant and equipment, net on the Company’s consolidated balance sheets. See Notes 1, 2, 4 and 13 for further information.
Five Star
A subsidiary of the Company is a party to a letter agreement with Five Star Clean Fuels LLC, formerly known as Arb Clean Fuels Management LLC (“Five Star”), whereby it granted Five Star certain non-exclusive rights to utilize the STG+® technology and agreed to enter into mutually acceptable to be negotiated agreements related to a potential site in Odessa, Texas. To date, there have been no material developments with respect to this arrangement, nor has the Company received any consideration from Five Star or incurred any expense in connection therewith. Martijn Dekker, a Company director, is an officer and director of Five Star and his affiliate has an ownership interest in Five Star.

Promissory Note
On February 15, 2023, the Company entered into a promissory note with the Sponsor totaling $409,612 (the “Promissory Note”). The Promissory Note canceled and superseded all prior promissory notes. The Promissory Note was non-interest bearing and the entire principal balance of the Promissory Note was payable on or before February 15, 2024 in cash or shares at the Company’s election. On February 15, 2024, the Company settled the Promissory Note through the issuance of shares of its Class A common stock at a conversion price of $10.00 per share. As a result, during the year ended December 31, 2024, the Company issued 40,961 shares of its Class A common stock and recorded an increase to additional paid-in capital of $409,608.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Leases
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
Lease costs for the Company’s operating and finance leases are presented below.

Lease Cost	Statements of Operations Classification	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Amortization of finance lease ROU asset	General and administrative expense	$-	$127,617
Interest on finance lease liability	Interest expense	-	236,699
Total finance lease cost		$-	$364,316

Operating lease cost	General and administrative expense	$336,415	$431,245
Variable lease cost	General and administrative expense	169,541	151,731
Total operating lease cost		$505,956	$582,976

Total lease cost		$505,956	$947,292

Maturities of the Company’s operating leases as of December 31, 2024 are presented below.

Maturity of lease liabilities	Operating Leases
2025	$162,409
2026	69,531
2027	11,823
2028	-
Thereafter	-
Total future minimum lease payments	243,763
Less: interest	(11,601)
Present value of lease liabilities	$232,162
Supplemental information related to the Company’s operating lease arrangements was as follows:

Operating leases - supplemental information	As of December 31, 2024	As of December 31, 2023
ROU assets obtained in exchange for operating lease liabilities	$353,162	$524,813
Remaining lease term - operating leases	16 months	23 months
Discount rate - operating leases	7.50%	7.50%
Commitments
The Company had a restricted cash balance of $100,000 as of both December 31, 2024 and 2023. The restricted cash balance is maintained in support of a letter of credit.
NOTE 9 — STOCKHOLDERS’ EQUITY
Earn Out Consideration
Earn out shares potentially issuable as part of the Business Combination are recorded within stockholder’s equity as the instruments are deemed to be indexed to the Company’s common stock and meet the equity classification criteria under ASC 815-40-25. Earn out shares contain market conditions for vesting and were awarded to eligible stockholders, as described further below, and not to current employees.
As consideration for the contribution of the equity interests in Intermediate, Holdings received earn out consideration (“Holdings earn out”) of 3,500,000 shares of Class C common stock and a corresponding number of Class C OpCo Units subject to vesting with the achievement of separate market conditions. One half of the Holdings earn out shares will meet the market condition when the volume-weighted average share price (“VWAP”) of the Class A common stock is greater than or equal to $15.00 for any 20 trading days within any period of 30 consecutive trading days within five years of the Closing Date. The second half will vest when the VWAP of the Class A common stock is greater than or equal to $18.00 over the same measurement period.
Additionally, the Sponsor received earn out consideration (“Sponsor earn out” and, together with Holdings earn out, the “Earn Out Equity”) of 3,234,375 shares of Class A common stock subject to forfeiture which will no longer be subject to forfeiture with the achievement of separate market conditions (the “Sponsor Shares”). One half of the Sponsor earn out will no longer be subject to forfeiture if the VWAP of Class A common stock is greater than or equal to $15.00 for any 20 trading days within any period of 30 consecutive trading days within five years of the Closing Date. The second half will no longer be subject to forfeiture when the VWAP of the Class A common stock is greater than or equal to $18.00 over the same measurement period.
Notwithstanding the forgoing, the shares of Earn Out Equity will vest in the event of a sale of the Company at a price that is equal to or greater than the applicable trigger price payable to the buyer of the Company. The Earn Out Equity was issued in connection with the Business Combination on February 15, 2023. Holdings earn out shares are neither issued nor outstanding as of December 31, 2024 as the performance requirements for vesting were not achieved. All Sponsor Shares granted in connection with the Business Combination were issued and outstanding as of December 31, 2024 and 2023.

Sponsor Shares subject to forfeiture pursuant to the above terms that do not vest in accordance with such terms shall be forfeited.
The grant-date fair value of the Earn Out Equity, using a Monte Carlo simulation model, was $10,594,000 and $5,791,677 attributable to Holdings and the Sponsor, respectively. The following table provides a summary of key inputs utilized in the valuation of the Earn Out Equity on February 15, 2023:

Inputs	As of February 15, 2023
Expected volatility	50.00%
Expected dividends	0%
Remaining expected term (in years)	5.0 years
Risk-free rate	4.7%
Discount Rate (WACC)	14.7%
Payment Probability	12.6% to 18.3% based on Triggering Event
The earn out arrangements are akin to a distribution to our stockholders, similar to the declaration of a pro rata dividend, and the fair value of the shares are a reduction to retained earnings.
Based on the per share Class A common stock trading price, the market conditions were not met and no shares of Earn Out Equity vested as of December 31, 2024.
Share-based Compensation
Compensation expense related to share-based compensation arrangements is included within general and administrative expenses. The total compensation expense incurred related to the Company’s equity-based compensation plans was $1,354,005 and $2,901,569 for the years ended December 31, 2024 and December 31, 2023, respectively. As a taxable event has not occurred, there were no income tax benefits recorded for these awards for the years ended December 31, 2024 and 2023.
Incentive Units
Prior to Closing, certain subsidiaries of the Company, including Intermediate, were wholly owned subsidiaries of Holdings. Holdings, which was outside of the Business Combination perimeter, had entered into several compensation related arrangements with certain of Intermediate's management and employees. Compensation costs associated with those arrangements were allocated by Holdings to Intermediate as the employees were rendering services to Intermediate. However, the ultimate contractual obligation related to these awards, including any future settlement, rested and continues to rest with Holdings.
The Holdings equity compensation instruments consist of 1,000 authorized and issuable Series A Incentive Units (the "Series A Incentive Units") and 1,000 authorized and issuable Founder Incentive Units (the "Founder Incentive Units"). Both Series A Incentive Unit holders and Founder Incentive Unit holders are entitled to participate in the earnings of and distributions by Holdings after a specified return to the Series A Preferred Unit holders.
On August 7, 2020, Holdings issued 800 Series A Incentive Units and 1,000 Founder Incentive Units to certain of Intermediate's management and employees in compensation for their services.
The Series A Incentive Units were deemed to be service-based awards under ASC 718 due to vesting conditions. Vesting of the service-based units was to occur in equal installments of 25% on each of the first through fourth anniversaries of the August 7, 2020 grant date subject to the participant’s continuous service through such dates. The Founder Incentive Units were deemed to be performance-based units as no vesting conditions existed.
On August 5, 2022, certain amendments to the existing Series A Incentive Units and Founder Incentive Units were made whereby all outstanding unvested Series A Incentive Units and Founder Incentive Units would become fully vested upon completion of the Business Combination. Additionally, as part of the amendment to these agreements, the priority of distributions under the Series A Incentive Units and Founder Incentive Units was also revised such that participants receive 10% of distributions after a specified return to the Series A Incentive Unit holders.
In connection with the Closing, and as a result of the August 5, 2022 amendments, all of the outstanding and unvested Series A Incentive Units and Founder Incentive Units became fully vested. As such, the Company accelerated the remaining service-based share-based payment expense related to these awards of $2,146,792. The accelerated share-based payment expense was included in general and administrative expenses for the year ended December 31, 2023. Performance conditions for the performance-based Founder Incentive Units had not and were unlikely to be met as of December 31, 2024. As such, no share-based compensation cost was recorded for these units.
See Notes 2 and 7 for further information.
Equity Awards
Under the terms of the 2023 Plan, the Company granted stock options to certain employees, officers and non-employee directors, and RSUs to non-employee directors. In addition to stock options and RSUs, the 2023 Plan authorizes for the future potential grant of stock appreciation rights, restricted stock, performance awards, stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards to certain employees (including executive officers), consultants and non-employee directors, and is intended to align the interests of the Company’s service providers with those of the stockholders.
Stock Options
Stock options represent the contingent right of award holders to purchase shares of the Company’s common stock at a stated price for a limited time. The stock options granted in 2023 have an exercise price of $11.00 per share and will expire 7 years from the date of grant. The stock options granted in 2024 have an exercise price equal to $5.99 per share and will expire on May 29, 2031.
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
The fair value of stock options granted during the years ended December 31, 2024 and 2023 were determined using the following assumptions as of the grant date:

	For the Year Ended
	December 31, 2024	December 31, 2023
Risk-free interest rate	4.5%	3.4%
Expected term	3.5 years	7 years
Volatility	50.1%	48.2%
Dividend yield	Zero	Zero
Discount for lack of marketability- employee and officer awards	19%	10%
Discount for lack of marketability – non-employee director awards	14%	N/A
The weighted average grant date fair value of options granted for the years ended December 31, 2024 and 2023 was $1.40 per share and $1.50 per share, respectively.

The table below presents activity related to stock options during the year ended December 31, 2024:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2023	1,236,016	$11.00	6.3
Granted	2,151,622	$5.99	7.0
Exercised	-	-	-
Forfeited / expired	-	-	-
Outstanding as of December 31, 2024	3,387,638	$7.82	5.7
Vested as of December 31, 2024	309,002	$11.00	-
Unvested as of December 31, 2024	3,078,636	$7.50	5.7
Exercisable as of December 31, 2024	-	-	-
Stock options granted during the year ended December 31, 2024 consisted of 1,711,060 options granted to certain employees and officers and 440,562 options granted to non-employee directors.
The grant-date fair value of stock options granted in 2024 was $1.38 per share for options granted to employees and officers and $1.48 per share for options granted to non-employee directors. As of December 31, 2024, there were 2,947,076 options granted to employees and officers outstanding, of which 2,638,074 were unvested, and 440,562 options granted to non-employee directors outstanding, all of which were unvested.
Stock-based compensation expense related to stock options was $1,155,879 and $334,832 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, unrecognized compensation expense related to unvested stock options was $3,372,562. The remaining compensation cost is expected to be recognized over a weighted-average period of 1.8 years. The weighted average remaining contractual term for all options outstanding as of December 31, 2024 was 5.7 years. There was no cash received for the exercise of stock options for the years ended December 31, 2024 and 2023.
Restricted Stock Units
In 2023, the Company granted 141,656 non-employee time-based RSU awards. RSUs represent an unsecured right to receive one share of the Company’s common stock equal to the per share value of the common stock on the settlement date. RSUs have a zero-exercise price and vest over time in whole after the first anniversary of the date of grant subject to continuous service through the vesting date.
The fair value of RSUs granted in 2023 were determined by the value of the stock price on the date of the award subject to a discount for lack of marketability of 13% for a per unit value of $4.35. The discount due to lack of marketability was applied because of the limited trading activity of the Company’s public equity.
RSU activity for the year ended December 31, 2024 was as follows:

Time- based RSUs
Unvested as of December 31, 2023	141,656
Granted	-
Vested	(141,656)
Forfeited	-
Unvested December 31, 2024	-
The RSU awards had an aggregate fair value of $616,204 as of the grant date. RSU compensation expense was $198,125 and $419,945 for the years ended December 31, 2024 and 2023, respectively.

In April 2024, all 141,656 of RSUs outstanding were vested. Of these vested RSUs, 120,824 were converted into an equal number of shares of the Company’s Class A common stock, and the remaining 20,832 were outstanding as of December 31, 2024, as the director elected to defer receipt. As of December 31, 2024, there was no unrecognized compensation expense related to RSUs.
As of December 31, 2024, the Company had not granted RSUs that vest based on the achievement of certain market or performance metrics.
Recast of Intermediate Equity
The Business Combination was structured as a reverse merger and recapitalization which results in a common control arrangement where Holdings, the party that controls the reporting entity prior to the Business Combination, continues to control the Company immediately after the Business Combination. As such, there is not a new basis of accounting and the financial statements of the combined company represent a continuation of the financial statements of Intermediate where assets and liabilities of Intermediate continue to be reported at historical value. However, the reverse recapitalization requires a recast of Intermediate’s equity and earnings per share and is adjusted to reflect the par value of the outstanding capital stock of CENAQ. For periods before the reverse recapitalization, stockholders’ equity of Intermediate is presented based on the historical equity of Intermediate restated using the Exchange Ratio (as defined below) to reflect the equity structure of CENAQ.
Management evaluated the impact of the number of shares issued by CENAQ to affect the Business Combination in exchange for the shares of Intermediate (the “Exchange Ratio”) and concluded the recast of historical equity based on the Exchange Ratio did not result in a significant impact to historical equity.
NOTE 10 — WARRANTS
There were 15,383,263 Warrants outstanding as of December 31, 2024. Each Warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below. However, no Warrants will be exercisable for cash unless there is an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to such shares of Class A common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants is not effective within a specified period following the consummation of the Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the Warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of Class A common stock for the five trading days ending on the trading day prior to the date of exercise. The Warrants will expire on February 15, 2028, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
The Company may call the Warrants for redemption, in whole and not in part, at a price of $0.01 per Warrant:
•at any time after the Warrants become exercisable;
•upon not less than 30 days’ prior written notice of redemption to each Warrant holder;
•if, and only if, the reported last sale price of the shares of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30-trading day period commencing at any time after the Warrants become exercisable and ending on the third business day prior to the notice of redemption to Warrant holders; and
•if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such Warrants.
If and when the Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

An aggregate of 29,216 Warrants were exercised on various dates during the year ended December 31, 2023, resulting in the issuance of 29,216 shares of the Company’s Class A common stock. The Company received cash of $335,984 related to such Warrant exercises during the year ended December 31, 2023.
No Warrants were exercised during the year ended December 31, 2024.
NOTE 11 — LOSS PER SHARE
Loss per share
Prior to the reverse recapitalization in connection with the Business Combination, all net loss was attributable to the noncontrolling interest.
Basic net loss per share has been computed by dividing net loss attributable to Class A common stockholders for the period subsequent to the Business Combination by the weighted average number of shares of Class A common stock outstanding for the same period. Diluted loss per share of Class A common stock were computed by dividing net loss attributable to Class A common stockholders by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.
The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share is the same. The following table sets forth the computation of net loss used to compute basic net loss per share of Class A common stock for the years ended December 31, 2024 and 2023.

	For the Year Ended December 31,
	2024	2023
Net loss attributable to Verde Clean Fuels, Inc.	(3,334,356)	(2,743,588)
Basic weighted-average shares outstanding	6,286,033	6,140,529
Dilutive effect of share-based awards	-	-
Diluted weighted-average shares outstanding	6,286,033	6,140,529
Basic loss per share	$(0.53)	$(0.45)
Diluted loss per share	$(0.53)	$(0.45)
The Company’s Warrants, earn out shares and stock options could have the most significant impact on diluted shares should the instruments represent dilutive instruments. However, securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s shares of Class A common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.
The following amounts were not included in the calculation of net loss per diluted share for the periods presented because their effects were anti-dilutive:

	As of December 31,
	2024	2023
Warrants	15,383,263	15,383,263
Earn out shares (1)	3,234,375	3,234,375
Convertible debt	-	40,961
Stock options	3,387,638	1,236,016
RSUs (2)	-	141,656
Total anti-dilutive instruments	22,005,276	20,036,271
(1)Excludes 3,500,000 Class C common stock earn out shares convertible into shares of Class A common stock. Shares of Class C common stock are not participating securities; thus, the application of the two-class method is not required.

(2)Excludes 20,832 of vested and deferred RSUs outstanding as of December 31, 2024. Such shares are included within weighted-average shares outstanding for the computation of basic and diluted loss per share. See Note 9 for further information.
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
Following the completion of the Business Combination, the ownership interests of the Class A common stockholders and the NCI were 29.38% and 70.62%, respectively. As of December 31, 2024, the ownership interests of the Class A common stockholders and the NCI were 29.8% and 70.2%, respectively. The change in ownership interests was due to Warrant exercises during the year ended December 31, 2023, as well as the settlement of the Promissory Note and the issuance of shares of Class A common stock as a result of RSUs vesting during the year ended December 31, 2024. See Notes 7, 9 and 10 for further information. The NCI may further decrease according to the number of shares of Class C common stock and Verde Clean Fuels OpCo LLC Class C units that are exchanged for shares of Class A common stock or due to the issuance of additional shares of Class A common stock.
As a result of these exchanges, the Company’s equity attributable to the NCI and the Class A common stockholders was rebalanced to reflect the change in ownership percentage, as calculated based on the respective ownership interests of the combined equity interests.
NOTE 12 — INCOME TAX
As of December 31, 2024, Verde Clean Fuels, Inc. holds 29.8% of the economic interest in OpCo, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, OpCo generally is not subject to U.S. federal income tax under current U.S. tax laws. Verde Clean Fuels, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of OpCo.
Intermediate was historically and remains a disregarded subsidiary of a partnership for U.S. Federal income tax purposes. As a direct result of the Business Combination, OpCo became the sole member of Intermediate. As such, OpCo’s distributive share of any net taxable income or loss and any related tax credits of Intermediate are then distributed to the Company.
For the days and periods prior to the reverse recapitalization, Intermediate was a disregarded subsidiary of an entity treated as a partnership. As such, its net taxable loss and any related tax credits were allocated to its members. The period as of and for the year ended December 31, 2024 discussed below represents the period beginning January 1, 2024 and ending December 31, 2024.
The components of income taxes are as follows:

	For The Year Ended December 31,
	2024	2023
Current:
Federal	$50,665	$166,265
State	800	-
Total current	51,465	166,265
Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Total income tax expense	$51,465	$166,265

Income tax expense for the year ended December 31, 2024 consisted of $62,896 of current income taxes, and interest and penalties of $0 and $(11,431), respectively. Income tax expense for the year ended December 31, 2023 consisted of $119,186 of current income taxes, and interest and penalties of $15,701 and $31,377, respectively. As a policy election, the Company records interest and penalties within income tax expense.
The Company’s effective tax rate was (0.5)% and (1.6)% for the years ended December 31, 2024 and 2023, respectively. The effective income tax rates for each period differed significantly from the statutory rate primarily due to the losses allocated to noncontrolling interests and the recognition of a valuation allowance as a result of the Company’s tax structure. The effective tax rate for the year ended December 31, 2023 also included a return to provision adjustment.
A reconciliation of income tax expense with amounts computed at the federal statutory tax rate is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023
Computed tax (21%)	$(2,197,349)	$(2,170,352)
Income attributable to legacy Intermediate holders	-	516,715
Income tax benefits attributable to noncontrolling interests	1,509,352	1,112,400
Change in tax basis of Opco	1,555,355	-
Change in valuation allowance	(755,189)	561,578
Other permanent items	-	36,793
Other items	(60,704)	109,131
Income tax provision	$51,465	$166,265
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Noncurrent deferred tax assets (liabilities) were as follows:

	As of
	December 31, 2024	December 31, 2023
Deferred tax liabilities:
Total deferred tax liabilities	$-	$-
Deferred tax assets:
Start-up costs	$193,765	$193,765
Stock-based compensation	98,701	46,568
Investment in OpCo.	7,891,033	8,168,987
Federal net operating loss (“NOL”) carryforwards	-	553,497
Total deferred tax assets	8,183,499	8,962,817
Valuation allowance	(8,183,499)	(8,962,817)

Total net deferred tax assets	$-	$-
The Company has assessed the realizability of the net deferred tax assets and that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, the Company considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. After consideration of all available evidence, the Company has recorded a full valuation allowance against the deferred tax assets at Verde Clean Fuels, Inc. as of the Closing Date and as of December 31, 2024 and 2023. The full valuation allowance is expected to be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances. The initial recognition of the Company’s deferred tax assets and valuation allowance in connection with the Business Combination was recorded to additional paid-in-capital on the consolidated balance sheet. As noted above, the valuation allowance completely offset the deferred tax assets of Verde Clean Fuels, Inc., which resulted in a net zero impact to the Company’s consolidated balance sheet as of the Closing Date.
As of December 31, 2024, the Company did not have any U.S. federal NOL carryforwards.
The Company recognizes the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the extent the Company’s assessment of such tax positions changes, the change in estimations will be recorded in the period in which the determination is made. As of December 31, 2024, the Company has not recorded any uncertain tax positions, as well as any accrued interest and penalties on the consolidated balance sheet.
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
As of December 31, 2024, the Company did not have a tax receivable balance.
NOTE 13 — JOINT DEVELOPMENT AGREEMENT WITH COTTONMOUTH
On February 6, 2024, the Company and Cottonmouth, a subsidiary of Diamondback Energy, Inc., entered into the JDA for the proposed development, construction, and operation of a facility to produce commodity-grade gasoline using natural gas feedstock supplied from Diamondback’s operations in the Permian Basin.
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
In June 2024, the Company entered into a contract with Chemex for a FEED study related to the Permian Basin Project. In connection with entering into the JDA and the commencement of FEED, the Company began to incur development costs with respect to the project. Under the terms of the JDA, 65% of the approved development costs that we incur (which includes the FEED costs) are reimbursed by Cottonmouth. See Notes 4 and 7 for further information.

NOTE 14 — SEGMENT INFORMATION
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the CODM in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its CEO. The Company has determined that it operates in one operating segment, as the CODM reviews financial information presented on a combined basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
The Company’s CODM uses consolidated operating loss as the measure to evaluate the segment’s operating performance and to monitor budgeted to actual expenditures associated with capital projects.
The net loss before income taxes of the segment is the same as the Company’s consolidated net loss before income taxes as reported on the consolidated statements of operations. The measure of segment assets is reported on the Company’s consolidated balance sheets as total assets.
The following table presents information about the Company’s significant expenses. A significant segment expense is an expense that is significant to the segment considering qualitative and quantitative factors, regularly provided or easily computed from information regularly provided to the CODM and is included in the reported measure of segment profit or loss.
The Company’s significant expenses are aggregated and presented as general and administrative and research and development financial statement line items on the consolidated statements of operations. The Company's significant expenses are primarily related to compensation, outside services, and insurance. Other segment items represent the difference between reported significant segment expenses and consolidated operating loss. Significant segment expenses and other segment items are reviewed by the CODM on a disaggregated basis as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023
Outside services	$4,947,965	$4,436,230
Employee compensation-related	2,632,371	1,524,777
Insurance	1,394,539	1,497,402
Share-based compensation	1,354,005	2,901,569
Rent, property and office	888,209	988,546
Contingent consideration	-	(1,299,000)
Other segment items (1)	439,753	495,862
Total operating loss	$11,656,842	$10,545,386
(1)Other segment items primarily include depreciation and amortization, meals, travel and conference expense and franchise taxes.
NOTE 15 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date which the consolidated financial statements were issued. Based upon this review, the Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the consolidated financial statements, except as described below:
PIPE Investment
On December 18, 2024, the Company entered into a Class A Common Stock Purchase Agreement (the “Purchase Agreement”) with Cottonmouth pursuant to which the Company agreed to issue and sell to Cottonmouth in a private placement an aggregate of 12,500,000 shares of its Class A common stock, par value $0.0001 (“Class A Common Stock”), at a price of $4.00 per share for an aggregate purchase price of $50,000,000 (the “PIPE Investment”). Closing of the PIPE Investment occurred on January 29, 2025. The Company expects to use proceeds from the PIPE Investment to further the development and construction of potential natural gas-to-gasoline production plants in the Permian Basin and for other general corporate purposes.

The investment represents the second investment by Cottonmouth in Verde over the past two years, for a total investment of $70 million, making Cottonmouth the second largest stockholder of the Company.
Organizational Changes
In connection with the consummation of the transactions contemplated by the Purchase Agreement, the Company amended and restated its fourth amended and restated certificate of incorporation (the “Fourth A&R Charter” and such amended and restated Fourth A&R Charter is referred to as the “Restated Charter”). In accordance with the Restated Charter, effective January 29, 2025, the Company (i) increased the number of authorized shares of Class C Common Stock from 25,000,000 to 26,000,000 (the "Share Increase”) and (ii) increased the size of its Board of Directors from seven to eight and to provide Cottonmouth with certain director designation and board observer rights. The Restated Charter was approved and recommended by the Board prior to stockholder action by written consent.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this Annual Report.
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
Management’s Report on Internal Controls Over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:
(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,
(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that its internal controls over financial reporting as of December 31, 2024 were effective.
This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
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
Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees. A copy of the Insider Trading Policy is filed as an exhibit to this Annual Report.
Limitation on Liability and Indemnification Matters
Our charter contains provisions that limit the liability of our directors for damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for damages as a result of an act or failure to act in his or her capacity as a director, unless:
•the presumption that directors are acting in good faith, on an informed basis, and with a view to the interests of Verde Clean Fuels has been rebutted; and
•it is proven that the director’s act or failure to act constituted a breach of his or her fiduciary duties as a director and such breach involved intentional misconduct, fraud or a knowing violation of law.
The remaining information required by Item 10 is incorporated herein by reference from our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (“2025 Proxy”) to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2024.
ITEM 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference from our 2025 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2024.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference from our 2025 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2024.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference from our 2025 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2024.
ITEM 14. Principal Accountant Fees and Services.
The Company’s independent registered public accounting firm is Deloitte & Touche LLP, PCAOB ID: 34
The information required by Item 14 is incorporated herein by reference from our 2025 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2024.

PART IV
ITEM 15. Exhibits, Consolidated Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report:
(1)Consolidated Financial Statements:
See Item 8. Financial Statements and Supplementary Data.
(2)Consolidated Financial Statement Schedules:
None.
(3)Exhibits
The following is a list of exhibits filed as part of this Annual Report:

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1†	Business Combination Agreement, dated as of August 12, 2022, by and among the Company, CENAQ, Holdings, OpCo and Sponsor.	8-K	001-40743	2.1	8/12/2022
2.2	Amendment No. 1 to the Business Combination Agreement, dated December 21, 2022 by and among CENAQ, OpCo, Holdings, Intermediate and Sponsor.	8-K	001-40743	2.2	2/21/2023
3.1	Fifth Amended and Restated Certificate of Incorporation of Verde Clean Fuels, Inc.	8-K	001-40743	3.1	1/29/2025
3.2	Amended and Restated Bylaws of Verde Clean Fuels, Inc.	8-K	001-40743	3.2	2/21/2023
4.1	Specimen Unit Certificate.	S-1	333-253695	4.1	8/6/2021
4.2	Specimen Class A Common Stock Certificate.	S-1	333-253695	4.2	8/6/2021
4.3	Specimen Warrant Certificate.	S-1	333-253695	4.3	8/6/2021
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and CENAQ Energy Corp., dated August 17, 2021.	8-K	001-40743	4.4	8/17/2021
4.5	Description of Securities of Verde Clean Fuels, Inc.	10-K				X
10.1	Form of Verde Clean Fuels Indemnification Agreement.	8-K	001-40743	10.1	2/21/2023
10.2	2023 Omnibus Incentive Plan.	8-K	001-40743	10.2	2/21/2023
10.3	Form of Non-Employee Director Stock Option Grant Notice and Award Agreement.	10-Q	001-40743	10.1	8/13/2024
10.4	Letter Agreement, dated as of August 12, 2021, by and among CENAQ Energy Corp. and its officers and directors and CENAQ Sponsor, LLC.	8-K	001-40743	10.1	8/17/2021

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.5	Amendment No. 1 to Sponsor Letter Agreement, dated as of October 26, 2022, by and among CENAQ Energy Corp. and its officers and directors and CENAQ Sponsor, LLC.	8-K	001-40743	10.9	2/21/2023
10.6	Amendment No. 2 to Sponsor Letter Agreement, dated as of February 14, 2023, by and among CENAQ Energy Corp. and its officers and directors and CENAQ Sponsor, LLC.	8-K	001-40743	10.10	2/21/2023
10.7	Sponsor Agreement, dated as of August 12, 2022, by and among the Company, CENAQ, Holdings and Sponsor.	8-K	001-40743	10.1	8/12/2022
10.8	Underwriters Letter, dated as of August 12, 2022, by and among Intermediate, CENAQ, Holdings and the underwriters.	8-K	001-40743	10.2	8/12/2022
10.9	Form of Subscription Agreement.	8-K	001-40743	10.3	8/12/2022
10.10	Tax Receivable Agreement, dated February 15, 2023, by and among Verde Clean Fuels, Inc. and the persons named therein.	8-K	001-40743	10.5	2/21/2023
10.11	A&R Registration Rights Agreement, dated February 15, 2023, by and among Verde Clean Fuels, Inc. and the persons named therein.	8-K	001-40743	10.6	2/21/2023
10.12	OpCo A&R LLC Agreement, including any Certificates of Designations.	8-K	001-40743	10.7	2/21/2023
10.13	Lock-Up Agreement, dated as of August 12, 2022.	8-K	001-40743	10.5	8/12/2022
10.14	Equity Participation Right Agreement, dated as of February 13, 2023, by and among CENAQ, OpCo and Cottonmouth.	8-K	001-40743	10.4	2/14/2023
10.15	Lease Agreement, dated as of March 1, 2011, by and between Hillsborough Park, L.L.C. and Primus Green Energy (the "Lease Agreement").	10-K	001-40743	10.13	3/31/2023
10.16	First Amendment to the Lease Agreement, dated as of June 16, 2015, by and between Hillsborough Park, L.L.C. and Primus Green Energy.	10-K	001-40743	10.14	3/31/2023
10.17	Second Amendment to the Lease Agreement, dated as of December 24, 2018, by and between Hillsborough Park, L.L.C. and Primus Green Energy.	10-K	001-40743	10.15	3/31/2023
10.18	Third Amendment to the Lease Agreement, dated as of December, 2019 by and between Hillsborough Park, L.L.C. and Primus Green Energy.	10-K	001-40743	10.16	3/31/2023
10.19	Fourth Amendment to the Lease Agreement, dated as of December 29, 2020, by and between Hillsborough Park, L.L.C. and Bluescape Clean Fuels, LLC.	10-K	001-40743	10.17	3/31/2023

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.20	Fifth Amendment to the Lease Agreement, dated as of December 20, 2021, by and between Hillsborough Park, L.L.C. and Bluescape Clean Fuels, LLC.	10-K	001-40743	10.18	3/31/2023
10.21	Sixth Amendment to the Lease Agreement, dated as of January 4, 2023, by and between Hillsborough Park, L.L.C. and Bluescape Clean Fuels, LLC.	10-K	001-40743	10.19	3/31/2023
10.22	Promissory Note, dated February 15, 2023, issued to the CENAQ Sponsor by Verde Clean Fuels.	10-K	001-40743	10.20	3/31/2023
10.23	Employment Agreement, dated as of April 12, 2023 by and between the Company and Ernest B. Miller.	8-K	001-40743	10.1	4/17/2023
10.24	Employment Agreement, dated as of April 12, 2023 by and between the Company and John Doyle.	8-K	001-40743	10.2	4/17/2023
10.25	Seventh Amendment to the Lease Agreement, dated as of January 10, 2024, by and between Hillsborough Park, L.L.C. and Bluescape Clean Fuels, LLC	10-K	001-40743	10.22	3/28/2024
10.26	Joint Development Agreement dated as of February 6, 2024, by and between the Company and Cottonmouth.					X
10.27	Employment Agreement, dated as of September 30, 2024 by and between the Company and George W. Burdette III.	8-K	001-40743	10.1	9/30/2024
10.28	Class A Common Stock Purchase Agreement dated as of December 18, 2024, by and between the Company and Cottonmouth.	8-K	001-40743	10.1	12/19/2024
10.29	Eighth Amendment to the Lease Agreement, dated January 6, 2025, by and between Hillsborough Park, L.L.C., and Bluescape Clean Fuels, LLC					X
10.30	Amendment No. 1 to the Equity Participation Right Agreement dated as of January 29, 2025, by and among the Company, OpCo and Cottonmouth.	8-K	001-40743	10.1	1/29/2025
10.31	Second Amended and Restated Registration Rights Agreement dated January 29, 2025, by and among Verde and the persons named therein.	8-K	001-40743	10.1	1/29/2025
19.1	Insider Trading Policy.	10-K	001-40743	19.1	3/28/2024
21.1	List of subsidiaries.	8-K	001-40743	21.1	2/21/2023
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature pages of this Annual Report on Form 10-K).					X

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.	10-K	001-40743	97.1	3/28/2024
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2025	Verde Clean Fuels, Inc.

	By:	/s/ Ernest Miller
	Name:	Ernest Miller
	Title:	Chief Executive Officer
(Principal Executive Officer)

March 28, 2025

	By:	/s/ George Burdette
		Name:	George Burdette
		Title:	Chief Financial Officer
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

Name	Position	Date

/s/ Ernest Miller	Chief Executive Officer	March 28, 2025
Ernest Miller	(Principal Executive Officer)

/s/ George Burdette	Chief Financial Officer	March 28, 2025
George Burdette	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ron Hulme	Chairman of the Board	March 28, 2025
Ron Hulme

/s/ Martijn Dekker	Director	March 28, 2025
Martijn Dekker

/s/ Johnny Dossey	Director	March 28, 2025
Johnny Dossey

/s/ Curtis Hébert, Jr.	Director	March 28, 2025
Curtis Hébert, Jr.

/s/ Duncan Palmer	Director	March 28, 2025
Duncan Palmer

/s/ Jonathan Siegler	Director	March 28, 2025
Jonathan Siegler

/s/ Dail St. Claire	Director	March 28, 2025
Dail St. Claire

/s/ Graham van’t Hoff	Director	March 28, 2025
Graham van’t Hoff