Form 10-Q
period 2025-03-31
Verde Clean Fuels, Inc.
filed 2025-05-14
CIK 1841425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 14, 2025, there were 22,049,621 shares of Class A common stock and 22,500,000 shares of Class C common stock of the registrant outstanding.

i

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
VERDE CLEAN FUELS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$65,280,360	$19,044,067
Restricted cash	100,000	100,000
Accounts receivable – other	629,319	226,157
Prepaid expenses and other current assets	1,162,903	804,186
Total current assets	67,172,582	20,174,410

Non-current assets:
Property, plant and equipment, net	1,592,001	1,096,270
Intellectual property and patented technology	1,925,151	1,925,151
Operating lease right-of-use assets, net	438,795	215,806
Deposits	160,669	160,669
Total non-current assets	4,116,616	3,397,896
Total assets	$71,289,198	$23,572,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,156,543	$734,374
Accrued liabilities	910,136	1,907,165
Operating lease liabilities	372,291	153,917
Other current liabilities	17,968	15,129
Total current liabilities	3,456,938	2,810,585

Non-current liabilities:
Operating lease liabilities	89,357	78,245
Total non-current liabilities	89,357	78,245
Total liabilities	3,546,295	2,888,830
Commitments and Contingencies (see Note 7)

Stockholders’ equity
Class A common stock, par value $0.0001 per share, 22,049,621 and 9,549,621 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2,205	955
Class C common stock, par value $0.0001 per share, 22,500,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2,250	2,250
Additional paid in capital	62,246,109	37,502,903
Accumulated deficit	(28,503,797)	(27,257,086)
Noncontrolling interest	33,996,136	10,434,454
Total stockholders’ equity	67,742,903	20,683,476
Total liabilities and stockholders’ equity	$71,289,198	$23,572,306
The accompanying notes are an integral part of these unaudited consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
General and administrative expenses	$2,997,522	$2,789,376
Research and development expenses	183,306	85,835
Total operating loss	3,180,828	2,875,211

Other (income)	(530,243)	(346,128)
Loss before income taxes	(2,650,585)	(2,529,083)
Income tax expense	53,000	-
Net loss	$(2,703,585)	$(2,529,083)
Net loss attributable to noncontrolling interest	$(1,456,874)	$(1,756,712)
Net loss attributable to Verde Clean Fuels, Inc.	$(1,246,711)	$(772,371)

Earnings per share
Weighted average Class A common stock outstanding, basic and diluted	14,808,300	6,173,716
Loss per share of Class A common stock	$(0.08)	$(0.13)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Statement of Stockholders’ Equity for the Three Months Ended March 31, 2025

	Class A Common		Class C Common		Additional Paid In Capital	Accumulated Deficit	Non controlling Interest	Total Stockholders’ Equity
	Shares	Values	Shares	Values
Balance – December 31, 2024	9,549,621	$955	22,500,000	$2,250	$37,502,903	$(27,257,086)	$10,434,454	$20,683,476
Issuance of Class A common stock to Cottonmouth	12,500,000	1,250	-	-	49,345,212	-	-	49,346,462
Share-based compensation	-	-	-	-	416,550	-	-	416,550
Rebalancing of ownership percentage for issuance of Class A shares	-	-	-	-	(25,018,556)	-	25,018,556	-
Net loss	-	-	-	-	-	(1,246,711)	(1,456,874)	(2,703,585)
Balance – March 31, 2025	22,049,621	$2,205	22,500,000	$2,250	$62,246,109	$(28,503,797)	$33,996,136	$67,742,903

Statement of Stockholders’ Equity for the Three Months Ended March 31, 2024

	Class A Common		Class C Common		Additional Paid In Capital	Accumulated Deficit	Non controlling Interest	Total Stockholders’ Equity
	Shares	Values	Shares	Values
Balance – December 31, 2023	9,387,836	$939	22,500,000	$2,250	$35,014,836	$(23,922,730)	$17,730,035	$28,825,330
Related party promissory note settlement	40,961	4	-	-	409,608	-	-	409,612
Share-based compensation	-	-	-	-	248,701	-	-	248,701
Net loss	-	-	-	-	-	(772,371)	(1,756,712)	(2,529,083)
Balance – March 31, 2024	9,428,797	$943	22,500,000	$2,250	$35,673,145	$(24,695,101)	$15,973,323	$26,954,560
The accompanying notes are an integral part of these unaudited consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,703,585)	$(2,529,083)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,887	3,037
Share-based compensation expense	416,550	248,701
Amortization of right-of-use assets	85,634	70,951
Changes in operating assets and liabilities
Prepaid expenses	(828,329)	(1,032,686)
Accounts payable	12,154	182,693
Accrued liabilities	(621,775)	250,734
Operating lease liabilities	(79,136)	(55,624)
Other changes in operating assets and liabilities	12,839	32,027
Net cash used in operating activities	(3,701,761)	(2,829,250)

Cash flows from investing activities:
Purchases of property, plant and equipment	(473,385)	(8,323)
Reimbursement of capital expenditures	461,439	-
Net cash used in investing activities	(11,946)	(8,323)

Cash flows from financing activities:
Issuance of Class A common stock to Cottonmouth	50,000,000	-
Payment of equity issuance costs	(50,000)	-
Net cash provided by financing activities	49,950,000	-

Net change in cash, cash equivalents and restricted cash	46,236,293	(2,837,573)
Cash, cash equivalents and restricted cash, beginning of year	19,144,067	28,879,177
Cash, cash equivalents and restricted cash, end of period	$65,380,360	$26,041,604

Supplemental cash flows:
Capital expenditures in accounts payable and accrued liabilities (at period end)	$900,833	$—
Accounts receivable for reimbursement of capital expenditures (at period end)	$639,319	$—
Equity issuance costs in accounts payable and accrued liabilities (at period end)	$559,880	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

VERDE CLEAN FUELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – THE COMPANY
Overview
Verde Clean Fuels, Inc. (the “Company”, “Verde” and “Verde Clean Fuels”) is a clean fuels company focused on the deployment of its innovative and proprietary liquid fuels processing technology through development of commercial production plants. Verde's synthesis gas ("syngas")-to-gasoline plus (STG+®) process converts syngas, derived from diverse feedstocks, into fully finished liquid fuels that require no additional refining. Verde is currently focused on opportunities to convert associated natural gas into gasoline, which is expected to provide a market for such natural gas with the added potential benefits of flare mitigation and production of gasoline with a lower carbon intensity than conventional gasoline.
The Company is a Delaware corporation headquartered in Houston, Texas. The Company also has a demonstration plant and office in Hillsborough, New Jersey. The Company’s shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”), and warrants that were issued in the public offering are listed on Nasdaq under the symbols “VGAS” and “VGASW,” respectively. The Company’s primary stockholders are Bluescape Clean Fuels Holdings, LLC (“Holdings”) and Cottonmouth Ventures, LLC ("Cottonmouth"). Holdings is an affiliate of Bluescape Energy Partners, an alternative investment firm. Cottonmouth is a wholly-owned subsidiary of Diamondback Energy, Inc. ("Diamondback"). See Notes 3 and 6 for further information.
Business Combination
On February 15, 2023 (the “Closing Date”), the Company consummated (the "Closing") a business combination (the “Business Combination”) pursuant to that certain Business Combination Agreement, dated as of August 12, 2022 (the “Business Combination Agreement”) by and among CENAQ Energy Corp. (“CENAQ”), Verde Clean Fuels OpCo, LLC, a Delaware limited liability company and a wholly owned subsidiary of CENAQ (“OpCo”), Holdings, Bluescape Clean Fuels Intermediate Holdings, LLC, a Delaware limited liability company (“Intermediate”), and CENAQ Sponsor LLC (“Sponsor”). Immediately upon the completion of the Business Combination, CENAQ was renamed to Verde Clean Fuels, Inc.
Following the completion of the Business Combination, the combined company is organized under an umbrella partnership C corporation structure, and the direct assets of the Company consist of equity interests in OpCo, whose direct assets consist of equity interests in Intermediate. Immediately following the Business Combination, Verde Clean Fuels is the sole manager of and controls OpCo.
Prior to the Business Combination, and up to the Closing Date, Verde Clean Fuels, previously CENAQ Energy Corp., was a special purpose acquisition company (“SPAC”) incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed on March 28, 2025 and are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. The results of operations for an interim period may not give a true indication of results for a full year.
Risks and Uncertainties
The Company is currently in the development stage and has not yet commenced principal operations or generated revenue. The development of the Company’s projects are subject to a number of risks and uncertainties including, but not limited to, the receipt of the necessary permits and regulatory approvals, commodity price risk impacting the decision to go forward with the projects, and the availability and ability to obtain the necessary financing for the construction and development of projects.
The Company’s ability to develop and operate commercial production plants, as well as expand production at future commercial production plants, is subject to many risks beyond its control, including regulatory developments, construction risks, and global and regional macroeconomic developments.
Use of Estimates
The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The most significant estimates pertain to the calculations of the fair values of equity instruments, impairment of intangible and long-lived assets and income taxes. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.
Principles of Consolidation
The Company consolidates all entities that it controls by ownership interest or other contractual rights giving the Company control over the most significant activities of an investee. The Company's unaudited consolidated financial statements include its subsidiaries as follows:
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
Statements of Operations
The Company’s general and administrative expenses primarily consist of compensation costs including salaries, benefits and share-based compensation expense for personnel in executive, finance, accounting, and other administrative functions. General and administrative expenses also include outside service costs, such as legal fees, professional fees paid for accounting, auditing and consulting services, and insurance costs.
Research and development expenses consist primarily of activities related to the Company’s technology that are not capitalized, including labor (engineers and consultants), engineering software costs, and demonstration plant operations and maintenance costs.
Other income is primarily related to interest and dividend income earned from the Company's cash balances and money market investments, which are included within cash and cash equivalents in the unaudited Consolidated Balance Sheets.

Cash, Cash Equivalents and Restricted Cash
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents were comprised of funds held in a short-term money market fund having investments in high-quality short-term securities that are issued or guaranteed by the U.S. government or by U.S. government agencies and instrumentalities.
The Company also has a restricted cash balance that is included in the determination of cash and restricted cash in the unaudited Consolidated Statements of Cash Flows. See Note 7 for further information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000. Additionally, the Company’s investments held in a short-term money market fund are not guaranteed by the FDIC. As of March 31, 2025 and December 31, 2024, the Company had not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.
Accounts Receivable – Other
Accounts receivable – other primarily consists of amounts to be reimbursed to the Company from Cottonmouth in connection with the terms of the joint development agreement ("JDA") between the Company and Cottonmouth. See Notes 3 and 4 for further information. In accordance with Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, the Company’s accounts receivable are required to be presented at the net amount expected to be collected through an allowance for credit losses that are expected to occur over the life of the remaining life of the asset, rather than incurred losses. The Company considers the amounts due from Cottonmouth to be fully collectible and, accordingly, there was no allowance for credit losses recorded by the Company as of March 31, 2025 and December 31, 2024.
Other Current Assets
As of December 31, 2024, other current assets included $469,612 of deferred equity issuance costs in connection with the Company’s issuance of shares of its Class A common stock to Cottonmouth in January 2025. There were no deferred equity issuance costs as of March 31, 2025, as deferred equity issuance costs were recorded within additional paid-in capital for the three months ended March 31, 2025 as a reduction to the proceeds received from the issuance of the Class A common stock to Cottonmouth. See Note 3 for further information.
Prepaid expenses are also included within other current assets.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. The fair values of cash, restricted cash, cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses are estimated to approximate their respective carrying values as of March 31, 2025 and December 31, 2024 due to the short-term maturities of such instruments.
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
Net Loss Per Share of Common Stock
Subsequent to the Business Combination, the Company’s capital structure is comprised of shares of Class A common stock and shares of Class C common stock, par value $0.0001 per share (the “Class C common stock”). Public stockholders, the Sponsor, and the investors in the private offering of shares of Class A common stock hold shares of Class A common stock and warrants (as defined below), and Holdings owns shares of Class C common stock and Class C units of OpCo (the “Class C OpCo Units”). Holders of Class C OpCo Units, other than Verde Clean Fuels, have the right, subject to certain limitations, to exchange all or a portion of its Class C OpCo Units and a corresponding number of shares of Class C common stock for, at OpCo’s election, (i) shares of Class A common stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, or (ii) an equivalent amount of cash. Each share of Class C common stock represents the right to cast one vote per share at the Verde Clean Fuels level and carries no economic rights, including rights to dividends or distributions upon liquidation. Thus, shares of Class C common stock are not participating securities per ASC 260, “Earnings Per Share”. As the shares of Class A common stock represent the only participating securities, the application of the two-class method is not required.
Basic net loss per share is computed by dividing net loss attributable to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding for the same period. Diluted loss per share of Class A common stock is computed by dividing net loss attributable to Class A common stockholders by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.
Antidilutive instruments, including outstanding warrants, stock options, certain restricted stock units (“RSUs”) and Sponsor earn out shares, were excluded from diluted earnings per share for the three months ended March 31, 2025 and 2024 because the inclusion of such instruments would be anti-dilutive. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for all periods presented.
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
For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, they are recorded at their initial fair value on the date of issuance and are subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as a non-cash gain or loss in the unaudited Consolidated Statements of Operations. See Note 9 for further information.

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes" (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. The Company has elected to use the outside basis approach to measure the deferred tax assets or liabilities based on its investment in its subsidiaries without regard to the underlying assets or liabilities. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Project development and construction costs are capitalized as construction in progress assets to the extent that they are directly identifiable and once the project is determined to be probable. Depreciation expense is not recorded for construction in progress assets until construction is completed and the assets are placed into service. Cost reimbursements from project participants related to construction in progress assets are recorded as an offset to the construction in progress assets. Upon entry into the JDA with Cottonmouth, the Company determined that the Permian Basin Project (as defined in Note 3) was probable and began capitalizing associated directly identifiable costs as construction in progress assets, net of reimbursements received. See Notes 3 and 4 for further information.
Maintenance and repairs are charged to expense as incurred, and improvements that increase the useful life of the asset are capitalized.
When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recorded in the accompanying unaudited Consolidated Statements of Operations in the period realized.
Indefinite-Lived Intangible Assets
The Company’s intangible assets consist of its intellectual property and patented technology associated with its patented STG+® process technology. These assets are considered to be indefinite-lived intangible assets and, as such, are not subject to amortization.

Impairments
Long-Lived Assets
The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. During the three months ended March 31, 2025 and 2024, the Company did not record any impairment charges.
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
During the three months ended March 31, 2025 and 2024, the Company did not record any impairment charges.
Leases
The Company accounts for leases under ASC 842, “Leases” (“ASC 842)”. The core principle of this standard is that a lessee should recognize the assets and liabilities that arise from leases by recognizing in the consolidated balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset (“ROU asset”) representing the lessee’s right to use, or control the use of, the underlying asset for the lease term. In accordance with the guidance of ASC 842, leases are classified as finance or operating leases, and both types of leases are recognized on the consolidated balance sheet.
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

Emerging Growth Company Accounting Election
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Incentive units had not and were unlikely to be met as of March 31, 2025. As such, no share-based compensation cost was recorded for these units.
Equity-Based Awards
In March 2023, the Company authorized and approved the Verde Clean Fuels, Inc. 2023 Omnibus Incentive Plan (the “2023 Plan”), which authorizes certain shares that may be granted under the 2023 Plan in connection with equity-based compensation awards. Under the terms of the 2023 Plan, the Company may, from time to time, grant stock options and/or RSUs to certain employees, officers, and non-employee directors. In addition to stock options and RSUs, the 2023 Plan authorizes for the future potential grant of stock appreciation rights, restricted stock, performance awards, stock awards, dividend equivalents, other stock-based awards, cash awards, and substitute awards to certain employees (including executive officers), consultants and non-employee directors, and is intended to align the interests of the Company’s service providers with those of the stockholders.
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes model and the fair value of RSUs on the date of grant based on the value of the stock price on that date. The fair value of equity instruments are subject to a discount for lack of marketability.
The cost of awarded equity instruments is recognized based on each instrument’s grant-date fair value over the period during which the grantee is required to provide service in exchange for the award. The determination of fair value requires significant judgment and the use of estimates, particularly with regard to Black-Scholes assumptions such as stock price volatility and expected option term. Equity-based compensation is recorded as a general and administrative expense in the unaudited Consolidated Statements of Operations.
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
See Note 8 for further information.
Noncontrolling Interest
Following the Business Combination, holders of Class A common stock own a direct controlling interest in the results of the Company, while Holdings own an economic interest in the Company, which is presented as noncontrolling interest ("NCI"). NCI is classified as permanent equity within the consolidated balance sheets. Income or loss is attributed to NCI based on their contractual distribution rights and the relative percentages of equity interests held during the period. The Company’s equity attributable to NCI and the Class A common stockholders are rebalanced to reflect changes in ownership, as applicable.
Recent Accounting Standards
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
In March 2024, the SEC issued Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors”, which will mandate detailed disclosure of certain climate-related information, including, among other items, material climate-related risks and related governance, strategy and risk management processes, certain financial statement disclosures, and Scopes 1 and 2 greenhouse gas emissions, if material, for certain public companies. In April 2024, the SEC issued an administrative stay of the implementation of Release No. 33-11275, pending judicial review. Prior to the stay, the required disclosures were subject to a phased compliance timeline, with initial disclosures for non-accelerated filers and smaller reporting companies commencing with the fiscal year beginning January 1, 2027. In addition, in February 2025, the SEC ended its legal defense of Release No. 33-11275 and it is unclear when Release No. 33-11275 will become effective, if ever. The Company is currently monitoring the status of Release No. 33-11275 and is evaluating the impact that the release would have on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses” ("ASU 2024-03"), which requires additional disclosure about specified categories of expenses included in relevant expense captions presented on the income statement. The amendments are effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on its disclosures.
The Company considers the applicability and impact of all ASUs issued by the FASB. There are no other accounting pronouncements which have been issued but are not yet effective that would have a material impact on the consolidated financial statements when adopted.
NOTE 3 – RELATIONSHIP WITH COTTONMOUTH AND PERMIAN BASIN PROJECT
Overview
Cottonmouth is the Company's second largest shareholder. and is a wholly-owned subsidiary of Diamondback, an independent oil and natural gas company headquartered in Midland, Texas, focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. As of March 31, 2025, the Company and Cottonmouth are advancing development activities related to the Permian Basin Project, including the FEED study (each as defined below). See Notes 1, 4, 6 and 10 for further information.
Initial Investment
In connection with the Closing of the Business Combination, the Company issued and sold to Cottonmouth 2,000,000 shares of its Class A common stock in a private placement for an aggregate purchase price of $20,000,000 and entered into an equity participation right agreement, dated as of February 13, 2023 ("Existing Equity Participation Right Agreement"), by and among the Company and Cottonmouth, pursuant to which Verde granted Cottonmouth the right to participate and jointly develop facilities in the Permian Basin utilizing Verde’s STG+® technology for the production of gasoline derived from economically disadvantaged natural gas feedstocks.
Permian Basin Project
In February 2024, Verde and Cottonmouth entered into a joint development agreement (“JDA”) for the proposed development, construction, and operation of a commercial production plant to produce commodity-grade gasoline using natural gas feedstock supplied from Diamondback’s operations in the Permian Basin (the “Permian Basin Project”). The JDA provides a pathway forward for the parties to reach final definitive documents and final investment decision (“FID”). The JDA frames the contracts contemplated to be entered into between the parties, including an operating agreement, ground lease agreement, construction agreement, license agreement and financing agreements, as well as conditions precedent to close, such as FID.
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
Second Investment
In December 2024, the Company entered into a Class A common stock purchase agreement (the “Purchase Agreement”) with Cottonmouth pursuant to which the Company agreed to issue and sell to Cottonmouth in a private placement an aggregate of 12,500,000 shares of its Class A common stock, par value $0.0001, at a price of $4.00 per share for an aggregate purchase price of $50 million (the “PIPE Investment”). Closing of the PIPE Investment occurred on January 29, 2025.
In connection with the closing of the PIPE Investment, on January 29, 2025, (i) Cottonmouth and the Company amended the Existing Equity Participation Right Agreement to remove certain preemptive rights with respect to the Company’s equity securities granted to Cottonmouth under the Existing Equity Participation Right Agreement and (ii) the Company entered into a second amended and restated registration rights agreement with Cottonmouth and the other parties thereto, which amended and restated that certain amended and restated registration rights agreement, dated February 15, 2023, by and among the Company and certain stockholders named therein (the “Existing Registration Rights Agreement”), to add Cottonmouth as a party to the Existing Registration Rights Agreement.

Additionally, in connection with the consummation of the transactions contemplated by the Purchase Agreement, the Company amended and restated its fourth amended and restated certificate of incorporation (the “Fourth A&R Charter” and such amended and restated Fourth A&R Charter is referred to as the “Restated Charter”). In accordance with the Restated Charter, effective January 29, 2025, the Company (i) increased the number of authorized shares of Class C common stock from 25,000,000 to 26,000,000 and (ii) increased the size of its Board of Directors from seven to eight and to provide Cottonmouth with certain director designation and board observer rights. The Restated Charter was approved and recommended by the Board prior to stockholder action by written consent.
NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT
Major classes of property, plant, and equipment are as follows:

	As of
	March 31, 2025	December 31, 2024
Construction in progress	$1,518,039	$1,028,900
Computers, office equipment and hardware	42,480	34,330
Furniture and fixtures	47,256	47,256
Machinery and equipment	43,799	43,799
Property, plant and equipment	1,651,574	1,154,285
Less: accumulated depreciation	59,573	58,015
Property, plant and equipment, net	$1,592,001	$1,096,270
The Company's construction in progress assets are comprised of capitalized FEED costs, net of amounts reimbursable by Cottonmouth in accordance with the JDA. The Company's construction in progress assets as of March 31, 2025 are comprised of capitalized FEED costs of $4,301,267, net of amounts reimbursable by Cottonmouth of $2,783,228. See Note 3 for further information.

NOTE 5 - ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of
	March 31, 2025	December 31, 2024
Accrued bonus	$467,856	$331,398
Accrued construction in progress	18,200	-
Accrued legal fees	238,967	467,645
Accrued professional fees	79,875	68,000
Accrued income taxes	53,000	-
Accrued excise tax liability	-	978,412
Other accrued expenses	52,238	61,710
Total accrued liabilities	$910,136	$1,907,165
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. The amount of repurchases applicable to the excise tax can be reduced by the fair market value of any issuances at the time of issuance that occurred during the year, as well as certain exceptions provided by the U.S. Department of the Treasury. Based on Congressional initiatives, it is possible that some or all of the IR Act may be subject to amendment or repeal, including through Congressional budget reconciliation. The Company is currently monitoring the status of any efforts to amend or repeal the IR Act.
As of December 31, 2024, the Company had recorded an accrual for excise tax liability of $978,412. During the three months ended March 31, 2025, the accrued excise tax liability was paid in full.
NOTE 6 – RELATED PARTY TRANSACTIONS
Holdings
The Company has a related party relationship with Holdings whereby Holdings holds a majority ownership in the Company via voting shares and has control of its Board of Directors. Further, Holdings possesses 3,500,000 earn out shares. The Holdings equity compensation instruments consist of 1,000 authorized and issuable Series A Incentive Units (the “Series A Incentive Units”) and 1,000 authorized and issuable Founder Incentive Units (the “Founder Incentive Units”). Certain of the Company's management hold Series A Incentive Units and Founder Incentive Units that entitle them to participate in the earnings of and distributions by Holdings after a specified return to the Series A Preferred Unit holders. See Notes 1, 8 and 10 for further information.
Cottonmouth
The Company has a related party relationship with Cottonmouth due to its ownership interest in the Company's Class A common stock. See Notes 1 and 3 for further information.
Chemex
In June 2024, the Company entered into a contract with Chemex, a Shaw Group company, for a FEED study related to the Permian Basin Project. Also in June 2024, the parent organization of Holdings, through a separate subsidiary, made an unrelated preferred equity investment in the Shaw Group and, in connection with the investment, Jonathan Siegler, a Company director, was appointed as a director of the Shaw Group. Total FEED study costs incurred as of March 31, 2025, net of reimbursement from Cottonmouth, were $1,518,039 and are recorded to Construction in Progress within Property, Plant and Equipment, Net on the Company’s unaudited Consolidated Balance Sheets. See Notes 3 and 4 for further information.
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
NOTE 7 – COMMITMENTS AND CONTINGENCIES
Leases
The Company leases office space and other office equipment under operating lease arrangements with initial terms greater than 12 months. The office lease in Hillsborough, New Jersey was extended until 2026. In August 2023, the Company entered into a 40-month office lease in Houston, Texas which commenced in November 2023. Office space is leased to provide adequate workspace for all employees.

Lease costs for the Company’s operating leases are presented below.

	Statements of Operations	Three Months Ended March 31,
Lease Cost	Classification	2025	2024
Operating lease cost	General and administrative expense	$94,313	$79,805
Variable lease cost	General and administrative expense	48,174	38,861
Total operating lease cost		$142,487	$118,666

Supplemental information related to the Company’s operating lease arrangements was as follows:

	Three Months Ended March 31,
Operating lease – supplemental information	2025	2024
ROU assets obtained in exchange for operating lease	$308,623	$353,162
Remaining lease term – operating lease	1.3 years	1.7 years
Discount rate – operating lease	7.50%	7.50%
Commitments
The Company had a restricted cash balance of $100,000 as of March 31, 2025 and December 31, 2024. The restricted cash balance is maintained in support of a letter of credit.
Contingencies
The Company is not party to any litigation.
NOTE 8 – STOCKHOLDERS’ EQUITY
Earn Out Consideration
Earn out shares potentially issuable as part of the Business Combination are recorded within stockholders' equity as the instruments are deemed to be indexed to the Company’s common stock and meet the equity classification criteria under ASC 815-40-25. Earn out shares contain market conditions for vesting and were awarded to eligible stockholders, as described further below, and not to current employees.
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
Notwithstanding the forgoing, the shares of Earn Out Equity will vest in the event of a sale of the Company at a price that is equal to or greater than the applicable trigger price payable to the buyer of the Company. The Earn Out Equity was issued in connection with the Business Combination on February 15, 2023. Holdings earn out shares are neither issued nor outstanding as of March 31, 2025 as the performance requirements for vesting were not achieved. All Sponsor Shares granted in connection with the Business Combination were issued and outstanding as of March 31, 2025 and December 31, 2024.
Sponsor Shares subject to forfeiture pursuant to the above terms that do not vest in accordance with such terms shall be forfeited.
Share-based Compensation
Compensation expense related to share-based compensation arrangements is included within general and administrative expenses. The total compensation expense incurred related to the Company’s equity-based compensation plans was $416,550 and $248,701 for the three months ended March 31, 2025 and 2024, respectively. As a taxable event has not occurred, there were no income tax benefits recorded for these awards for the three months ended March 31, 2025 and 2024.
Stock Options
Stock options represent the contingent right of award holders to purchase shares of the Company’s common stock at a stated price for a limited time. Stock options granted to employees and officers will generally vest at a rate of 25% on each of the first, second, third and fourth anniversaries of the date of grant, subject to continued service through the vesting dates. Stock options granted to non-employee directors will generally vest 100% on the first anniversary of the date of grant, subject to continued service through the vesting date.
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
The table below presents activity related to stock options during the three months ended March 31, 2025:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2024	3,387,638	$7.82	5.7
Granted	-	-	-
Exercised	-	-	-
Forfeited / expired	(163,445)	$5.99	-
Outstanding as of March 31, 2025	3,224,193	$7.91	5.7
Unvested as of March 31, 2025	2,886,348	$7.60	5.8
Exercisable as of March 31, 2025	28,843	$5.99	0.5
There were no stock options granted during the three months ended March 31, 2025 and 2024. As of March 31, 2025, there were 2,783,631 options granted to employees and officers outstanding, of which 2,445,786 were unvested, and 440,562 options granted to non-employee directors outstanding, all of which were unvested.
Restricted Stock Units
In April 2024, all 141,656 of RSUs outstanding were vested. Of these vested RSUs, 120,824 were converted into an equal number of shares of the Company’s Class A common stock, and the remaining 20,832 were outstanding as of March 31, 2025, as the awardee elected to defer receipt.

Incentive Units
Prior to Closing, certain subsidiaries of the Company, including Intermediate, were wholly owned subsidiaries of Holdings. Holdings, which was outside of the Business Combination perimeter, had entered into several compensation-related arrangements with certain of Intermediate's management and employees. Compensation costs associated with those arrangements were allocated by Holdings to Intermediate as the employees were rendering services to Intermediate. However, the ultimate contractual obligation related to these awards, including any future settlement, rested and continues to rest with Holdings.
The Holdings equity compensation instruments consist of 1,000 Series A Incentive Units and 1,000 Founder Incentive Units. Both Series A Incentive Unit holders and Founder Incentive Unit holders are entitled to participate in the earnings of and distributions by Holdings after a specified return to the Series A Preferred Unit holders.
On August 7, 2020, Holdings issued 800 Series A Incentive Units and 1,000 Founder Incentive Units to certain of Intermediate's management and employees in compensation for their services.
In connection with the Closing, all of the outstanding and unvested Series A Incentive Units and Founder Incentive Units became fully vested. As such, the Company accelerated the remaining service-based share-based payment expense related to these awards. The accelerated share-based payment expense was included in general and administrative expenses for the year ended December 31, 2023. Performance conditions for the performance-based Founder Incentive Units had not and were unlikely to be met as of March 31, 2025. As such, no share-based compensation cost was recorded for these units.
See Note 6 for further information.
NOTE 9 – WARRANTS
There were 15,383,263 warrants outstanding as of March 31, 2025 (the "Warrants"). Each Warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below. However, no Warrants will be exercisable for cash unless there is an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to such shares of Class A common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants is not effective within a specified period following the consummation of the Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the Warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of Class A common stock for the five trading days ending on the trading day prior to the date of exercise. The Warrants will expire on February 15, 2028, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
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
No Warrants were exercised during the three months ended March 31, 2025 and 2024.
NOTE 10 – LOSS PER SHARE
Loss per share
The following table sets forth the computation of net loss used to compute basic net loss per share of Class A common stock.

	Three Months Ended March 31,
	2025	2024
Net loss attributable to Verde Clean Fuels, Inc.	$(1,246,711)	$(772,371)
Basic weighted-average shares outstanding	14,808,300	6,173,716
Dilutive effect of share-based awards	-	-
Diluted weighted-average shares outstanding	14,808,300	6,173,716
Basic loss per share	$(0.08)	$(0.13)
Diluted loss per share	$(0.08)	$(0.13)
The Company’s Warrants, Sponsor earn out shares and stock options could have the most significant impact on diluted shares should the instruments represent dilutive instruments. However, securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s Class A common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.
The following amounts were not included in the calculation of net loss per diluted share for the periods presented because their effects were anti-dilutive:

	As of March 31,
	2025	2024
Warrants	15,383,263	15,383,263
Sponsor earn out shares (1)	3,234,375	3,234,375
Stock options	3,224,193	1,236,016
RSUs (2)	-	141,656
Total anti-dilutive instruments	21,841,831	19,995,310

(1)Excludes 3,500,000 Class C earn out shares convertible into shares of Class A common stock. Shares of Class C common stock are not participating securities; thus, the application of the two-class method is not required. See Note 6 for further information.
(2)Excludes 20,832 of vested and deferred RSUs outstanding as of March 31, 2025. Such shares are included within weighted-average shares outstanding for the computation of basic and diluted loss per share. See Note 8 for further information.
Noncontrolling Interests
As of December 31, 2024, the ownership interests of the Class A common stockholders and the NCI were 29.80% and 70.20%, respectively. As of March 31, 2025, the ownership interests of the Class A common stockholders and the NCI were 49.49% and 50.51%, respectively. The change in ownership interests was due to the issuance of Class A common stock to Cottonmouth during the three months ended March 31, 2025. See Note 3 for further information.

NOTE 11 – INCOME TAX
As of March 31, 2025, Verde Clean Fuels, Inc. holds 49.49% of the economic interest in OpCo, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, OpCo generally is not subject to U.S. federal income tax under current U.S. tax laws. Verde Clean Fuels, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of OpCo.
Intermediate was historically and remains a disregarded subsidiary of a partnership for U.S. Federal income tax purposes. As a direct result of the Business Combination, OpCo became the sole member of Intermediate. As such, OpCo’s distributive share of any net taxable income or loss and any related tax credits of Intermediate are then distributed to the Company.
The Company’s effective tax rate was (2)% and 0% for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rates for each period differed significantly from the statutory rate primarily due to the losses allocated to NCI and the recognition of a valuation allowance as a result of the Company’s tax structure.
The Company has assessed the realizability of its net deferred tax assets and that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has maintained a full valuation allowance against its deferred tax assets as of March 31, 2025, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
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
As of March 31, 2025 and December 31, 2024, the Company did not record a tax receivable balance.

NOTE 12 - SEGMENT INFORMATION
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by its Chief Operating Decision Maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its CEO. The Company has determined that it operates in one operating segment, as the CODM reviews financial information presented on a combined basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company’s segment reporting is consistent with its internal reporting to its CODM.

The following table presents information about the Company’s significant expenses. A significant segment expense is an expense that is significant to the segment considering qualitative and quantitative factors, regularly provided or easily computed from information regularly provided to the CODM and is included in the reported measure of segment profit or loss. The Company’s significant expenses are aggregated and presented as general and administrative and research and development financial statement line items on the unaudited Consolidated Statements of Operations. Other segment items represent the difference between reported significant segment expenses and consolidated operating loss. Significant segment expenses and other segment items are reviewed by the CODM on a disaggregated basis as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Outside services	$1,247,617	$1,474,824
Employee compensation-related	758,215	500,268
Insurance	293,513	379,363
Share-based compensation	416,550	248,700
Rent, property and office	366,659	206,820
Other segment items (1)	98,274	65,236
Total operating loss	$3,180,828	$2,875,211
(1) Other segment items primarily include depreciation and amortization, meals, travel and conference expense and franchise taxes.
NOTE 13 – SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date which the unaudited consolidated financial statements were issued. Based upon this review, the Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the unaudited consolidated financial statements.

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
Special note regarding forward-looking statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact, included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s expectations and any future financial performance, as well as the Company’s strategy, future operations, financial position, prospects, plans and objectives of management are forward-looking statements. The words “could,” “should,” "would," “will,” “aim,” “may,” “focus,” “believe,” “anticipate,” ”intend,” “estimate,” “expect,” "advance," ”project,” “plan,” “potential,” "goal,” “strategy,” “proposed,” "positions," the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the control of the Company, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Important factors, among others, that may affect actual results or outcomes include:
•the financial and business performance of the Company;
•the ability to maintain the listing of the Class A common stock and the Verde Clean Fuels Warrants on Nasdaq (each as defined below), and the potential liquidity and trading of such securities;
•the failure to realize the anticipated benefits of the de-SPAC business transaction that the Company consummated in February 2023 (the "Business Combination"), which may be affected by, among other things, competition;
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
•the Company’s dependence on suppliers;
•changes in local, state, and federal laws, regulations or policies that may affect our business or our industry (such as the effects of tax law changes, and changes in environmental, health, and safety regulations and regulations addressing climate change, and trade policy);
•decline in public and governmental acceptance and support of renewable energy development and projects;
•demand for renewable energy not being sustained;

•impacts of changing weather patterns and conditions, natural disasters and climate change;
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
•competition from companies with greater resources and financial strength in the industries in which the Company operates; and
•other economic, competitive, governmental, legislative, regulatory, geopolitical, and technological factors that may negatively impact our businesses or operations.
For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a clean fuels company focused on the deployment of our innovative and proprietary liquid fuels processing technology through development of commercial production plants. Verde’s synthesis gas ("syngas")-to-gasoline plus (STG+®) process converts syngas, derived from diverse feedstocks, into fully finished liquid fuels that require no additional refining. Verde is currently focused on opportunities to convert associated natural gas into gasoline, which is expected to provide a market for such natural gas with the added potential benefits of flare mitigation and production of gasoline with a lower carbon intensity than conventional gasoline.
As of March 31, 2025, the Company is still in the process of developing its first commercial production facility and has not derived revenue from its principal business activities. The Company is managed as an integrated business and there is only one reportable segment.
Development
We acquired our STG+® technology from Primus Green Energy in 2020, which was originally founded in 2007 and invested over $110 million in developing and demonstrating such technology, including the construction and operation of the demonstration plant. The demonstration plant began operations in 2013, completed over 10,500 hours of operation and is currently maintained in an idle state.
Recent Developments
PIPE Investment
On December 18, 2024, the Company entered into common stock purchase agreement (the "Purchase Agreement") with Cottonmouth Ventures, LLC ("Cottonmouth"), a subsidiary of Diamondback Energy, LLC ("Diamondback"), pursuant to which the Company agreed to issue and sell an aggregate of 12,500,000 shares of its Class A common stock, par value $0.0001 ("Class A common stock") to Cottonmouth at a price of $4.00 per share for an aggregate purchase price of $50 (the “PIPE Investment”) in a private placement. The Company consummated the transactions contemplated by the Purchase Agreement on January 29, 2025.
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
Restated Charter
On December 18, 2024, the holder of a majority of the issued and outstanding shares of Class A common stock and Class C common stock, par value $0.0001 ("Class C common stock") adopted resolutions by written consent, in lieu of a meeting of stockholders to, among other things, amend and restate, immediately prior to and contingent upon the consummation of the closing of the PIPE Investment, our fourth amended and restated certificate of incorporation (the "Fourth A&R Charter"), and such amended Fourth A&R Charter is referred to as the “Restated Charter”) to (A) increase the amount of authorized shares of Class C common stock from 25,000,000 to 26,000,000 and (B) increase the size of our Board of Directors (the "Board") from seven to eight and to provide Cottonmouth with certain director designation and board observer rights. The Restated Charter was approved and recommended by the Board prior to the stockholder action by written consent. Immediately prior to closing of the PIPE Investment, on January 29, 2025, the Company filed the Restated Charter with the Delaware Secretary of State.
Key Factors and Trends Influencing our Prospects and Future Results
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including competition from other carbon-based and other non-carbon-based fuel producers, changes to existing federal and state level low-carbon fuel credit systems, and other factors discussed under the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. We believe the factors described below are key to our success.
Commencing and Expanding Commercial Operations
A critical step in our business strategy will be the successful construction and operation of the first commercial production plant using our patented STG+® technology.
Concurrent with the Business Combination, Diamondback, through its wholly-owned subsidiary, Cottonmouth, made a $20 million equity investment in Verde and entered into the Existing Equity Participation Right Agreement pursuant to which Verde must grant Cottonmouth the right to participate and jointly develop facilities in the Permian Basin utilizing Verde’s STG+® technology for the production of gasoline derived from economically disadvantaged natural gas feedstocks (the "Permian Basin Project"). Diamondback is an independent oil and natural gas company headquartered in Midland, Texas, focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. The production of gasoline from natural gas sourced from the Permian Basin is designed to allow Diamondback to mitigate the flaring of natural gas while also producing a high-margin product from natural gas streams that are subject to being price disadvantaged compared to other natural gas basins.

In February 2024, Verde and Cottonmouth entered into a joint development agreement ("JDA"), which provides a pathway forward for the parties to reach final definitive documents and final investment decision ("FID"). The JDA frames the contracts contemplated to be entered into between the parties, including an operating agreement, ground lease agreement, construction agreement, license agreement and financing agreements as well as conditions precedent to close such as FID. The expectation for the project is to produce approximately 3,000 barrels per day of fully-refined gasoline utilizing Verde’s patented STG+® process. We expect that the proposed facility, which is to be located in the Permian Basin, could serve as a template for additional natural gas-to-gasoline projects throughout the Permian Basin and other pipeline-constrained basins in the U.S., as well as addressing flared or stranded natural gas opportunities internationally.
In June 2024, the Company entered into a contract with Chemex Global, LLC ("Chemex") for a front-end engineering and design ("FEED") study related to the Permian Basin Project. For the three months ended March 31, 2025, we continued to advance the FEED study related to the Permian Basin Project. During the three months ended March 31, 2025, a new site was identified for the Permian Basin Project with improved access to key utilities.
Under the terms of the JDA, 65% of the approved development costs that we incur (which includes the FEED costs) are reimbursed by Cottonmouth. Our construction in progress assets as of March 31, 2025 are comprised of capitalized FEED costs of $4,301,267, net of amounts reimbursable by Cottonmouth of $2,783,228.
Upon FEED completion and reaching FID, it is anticipated that engineering, procurement and construction work will then commence. It is expected that commercial operations will be achieved within 18-24 months from commencement of engineering, procurement and construction work.
In addition to the Permian Basin Project, we also continue to identify and evaluate other potential opportunities to deploy our technology while remaining disciplined with our resources.
Key Components of Results of Operations
We are an early-stage company with no revenues, and our historical results may not be indicative of our future results. Accordingly, the drivers of any future financial results, as well as any components thereof, may not be comparable to our historical or future results of operations.
Revenue
We have not generated any revenue to date. We expect to generate a significant portion of our future revenue from activities related to the proposed Permian Basin Project, which is expected to produce reformulated blendstock for oxygenate blending grade gasoline. These revenues are currently expected to be comprised of distributions from our share of ownership of the Permian Basin Project as well as fees from our role as operator of such project.
Expenses
General and Administrative Expenses
General and administrative expenses primarily consist of compensation costs, including salaries, benefits and share-based compensation expense, for personnel in executive, finance, accounting and other administrative functions. General and administrative expenses also include business development costs, outside service costs, such as legal fees, professional fees paid for accounting, auditing and consulting services, and insurance costs. Following the Business Combination, we incurred and expect to continue to incur higher general and administrative expenses for public company costs such as compliance with the regulations of the U.S. Securities and Exchange Commission (the “SEC”) and Nasdaq.
Research and Development Expenses
Research and development expenses consist primarily of activities related to the Company’s technology that are not capitalized, including labor (engineers and consultants), engineering software costs, and demonstration plant operations and maintenance costs.

Other Income
Other income primarily consists of interest and dividend income earned on our cash and cash equivalents balances.
Income Tax Effects
We hold 49.49% of the economic interest in OpCo, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, OpCo generally is not subject to U.S. federal income tax under current U.S. tax laws. We are subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to our distributive share of the net taxable income (loss) and any related tax credits of OpCo.
Intermediate was historically and remains a disregarded subsidiary of a partnership for U.S. Federal income tax purposes. As a direct result of the Business Combination, OpCo became the sole member of Intermediate. As such, OpCo’s distributive share of any net taxable income or loss and any related tax credits of Intermediate are then distributed to us.
Results of Operations
Comparison of the three months ended March 31, 2025 and March 31, 2024

	Three Months Ended March 31,
	2025	2024
General and administrative expenses	$2,997,522	$2,789,376
Research and development expenses	183,306	85,835
Total operating loss	3,180,828	2,875,211

Other (income)	(530,243)	(346,128)
Loss before income taxes	2,650,585	2,529,083
Income tax expense	53,000	—
Net loss	$2,703,585	$2,529,083
General and Administrative
General and administrative expenses increased approximately $0.2 million, or 8%, for the three months ended March 31, 2025 as compared to the same period in 2024. The increase was primarily due to additional headcount.
Of our general and administrative expenses for the three months ended March 31, 2025 and 2024, $65,829 and $222,407, respectively, were business development costs. The decrease was primarily due to development costs associated with the Permian Basin Project incurred in the comparative period prior to our entry into the JDA.
Research and Development
Research and development expenses increased approximately $0.1 million, or 114%, for the three months ended March 31, 2025 as compared to the same period in 2024. The increase was primarily due to additional headcount and higher software costs.
Other Income
Other income increased approximately $0.2 million, or 53%, for the three months ended March 31, 2025 as compared to the same period in 2024. The increase was primarily attributable to higher interest and dividend income earned on our cash and cash equivalents, which increased due to proceeds received from the closing of the PIPE Investment in January 2025.

Income Taxes
Income tax expense increased approximately $0.1 million for the three months ended March 31, 2025 as compared to the same period in 2024. The increase was primarily due to higher interest and dividend income earning on our cash and cash equivalents, which increased due to proceeds received from the closing of the PIPE Investment in January 2025.
Liquidity and Capital Resources
Liquidity
As of March 31, 2025, we are still in the process of developing our first commercial production plant and have not derived revenue from our principal business activities. We do not expect to generate any meaningful revenue unless and until we are able to commercialize our first production plant. Since inception, we have incurred operating losses and generated negative operating cash flows primarily attributable to our ongoing general and administrative expenses and development activities.
We measure liquidity in terms of our ability to fund the cash requirements of our development activities and our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve general and administrative expenses and activities related to the ongoing development of our first commercial production plant.
As of March 31, 2025, we had cash and cash equivalents of $65.3 million.
We expect that our cash and cash equivalents will be sufficient to fund our cash requirements, including ongoing general and administrative expenses and planned development activities through the 2025 fiscal year. However, notwithstanding the PIPE Investment, we further expect that additional capital will be required in order to complete our first commercial production plant. The exact timing of these additional cash requirements will depend on the pacing of our development activities, which is uncertain and subject to a variety of factors, many of which are outside of our control.
Accordingly, we will likely be required to raise additional funds through the issuance of equity, equity-related or debt securities, through obtaining credit from government or financial institutions or by engaging in joint ventures or other alternative forms of financing. We cannot be certain that additional funds will be available on favorable terms when required, or at all. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects could be materially and adversely affected. Our ability to raise funds through equity offerings may be limited by the significant number of shares that may be publicly sold as well as by the amount of publicly traded Class A common stock as well as outstanding publicly traded warrants ("Warrants"), stock options, restricted stock units ("RSUs") or earn out equity. As the exercise price of our Warrants is $11.50 per share of Class A common stock, we do not expect that Warrants will be exercised in the foreseeable future. In addition, to the extent we raise funds through the sale of additional equity securities, our stockholders would experience additional dilution. If we raise funds through the issuance of debt securities or through loan arrangements, the terms of such debt securities or loan arrangements could require significant interest payments, contain covenants that restrict our business, or contain other unfavorable terms. The current high interest rate environment adds additional risk and expense to the issuance of debt securities or loan arrangements to fund capital investment.
Summary Statement of Cash Flows for the Three Months Ended March 31, 2025 and March 31, 2024
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(3,701,761)	$(2,829,250)
Net cash used in investing activities	(11,946)	(8,323)
Net cash provided by financing activities	49,950,000	-
Net change in cash, cash equivalents and restricted cash	$46,236,293	$(2,837,573)

Cash Flows Used in Operating Activities
Net cash used in operating activities increased approximately $0.9 million during the three months ended March 31, 2025 as compared to the same period in 2024. The increase was primarily due to cash paid for D&O insurance and excise taxes, partially offset by an increase in interest and dividend income.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased marginally during the three months ended March 31, 2025 as compared to the same period in 2024. The increase was primarily attributable to development costs incurred in connection with the JDA, partially offset by cash reimbursements for such capital expenditures received from Cottonmouth. See Note 4 in the accompanying unaudited consolidated financial statements for further information.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $49.9 million for the three months ended March 31, 2025 as compared to $0 for the same period in 2024. The increase was due to the net proceeds from the closing of the PIPE Investment in January 2025.
Commitments and Contractual Obligations
The Company had a restricted cash balance of $100,000 as of both March 31, 2025 and December 31, 2024. The restricted cash balance is maintained in support of a letter of credit.
Off-Balance Sheet Arrangements
As of March 31, 2025, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
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
We describe our significant accounting policies in Note 2 – Significant Accounting Policies, of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on that evaluation, as of March 31, 2025, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
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

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are currently not a party, nor is our property subject, to any material pending legal proceedings. From time to time, we may be subject to various claims, lawsuits and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. As of March 31, 2025, we did not recognize any provisions for legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2024 filed with the SEC on March 28, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Description

3.1
Fifth Amended and Restated Certificate of Incorporation of Verde Clean Fuels, Inc (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2025).

3.2
Certification of Correction to Fifth Amended and Restated Certificate of Incorporation of Verde Clean Fuels, Inc. filed on January 29, 2025, dated April 3, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2025).

3.3	Amended and Restated Bylaws of Verde Clean Fuels, Inc (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2023).

10.1
Amendment No. 1 to Equity Participation Right Agreement, dated as of January 29, 2025, by and among Verde Clean Fuels, Inc., Verde Clean Fuels OpCo, LLC and Cottonmouth Ventures LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2025).

10.2
Second Amended and Restated Registration Rights Agreement, dated as of January 29, 2025, by and among Verde Clean Fuels, Inc., Bluescape Clean Fuel Holdings, LLC, CENAQ Sponsor LLC and Cottonmouth Ventures LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2025).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2025	VERDE CLEAN FUELS, INC.

	By:	/s/ Ernest Miller
		Name:	Ernest Miller
		Title:	Chief Executive Office
(Principal Executive Officer)

May 14, 2025

	By:	/s/ George Burdette
		Name:	George Burdette
		Title:	Chief Financial Officer
(Principal Financial Officer)