Form 10-Q
period 2025-06-30
Verde Clean Fuels, Inc.
filed 2025-08-13
CIK 1841425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 13, 2025, there were 22,049,621 shares of Class A common stock and 22,500,000 shares of Class C common stock of the registrant outstanding.

i

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$62,054,765	$19,044,067
Restricted cash	100,000	100,000
Accounts receivable – other	1,009,197	226,157
Prepaid expenses and other current assets	809,318	804,186
Total current assets	63,973,280	20,174,410

Non-current assets:
Property, plant and equipment, net	2,315,784	1,096,270
Intellectual property and patented technology	1,925,151	1,925,151
Operating lease right-of-use assets, net	351,754	215,806
Deposits	160,669	160,669
Total non-current assets	4,753,358	3,397,896
Total assets	$68,726,638	$23,572,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,814,373	$734,374
Accrued liabilities	751,223	1,907,165
Operating lease liabilities	328,198	153,917
Other current liabilities	39,252	15,129
Total current liabilities	2,933,046	2,810,585

Non-current liabilities:
Operating lease liabilities	45,742	78,245
Total non-current liabilities	45,742	78,245
Total liabilities	2,978,788	2,888,830
Commitments and Contingencies (see Note 7)

Stockholders’ equity
Class A common stock, par value $0.0001 per share, 22,049,621 and 9,549,621 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,205	955
Class C common stock, par value $0.0001 per share, 22,500,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,250	2,250
Additional paid in capital	62,797,055	37,502,903
Accumulated deficit	(29,763,927)	(27,257,086)
Noncontrolling interest	32,710,267	10,434,454
Total stockholders’ equity	65,747,850	20,683,476
Total liabilities and stockholders’ equity	$68,726,638	$23,572,306
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative expenses	$3,094,320	$2,988,774	$6,091,842	$5,778,150
Research and development expenses	145,242	173,020	328,548	258,855
Total operating loss	3,239,562	3,161,794	6,420,390	6,037,005

Other (income)	(665,363)	(316,208)	(1,195,606)	(662,336)
Loss before income taxes	(2,574,199)	(2,845,586)	(5,224,784)	(5,374,669)
Income tax (benefit) expense	(28,200)	(13,866)	24,800	(13,866)
Net loss	$(2,545,999)	$(2,831,720)	$(5,249,584)	$(5,360,803)
Net loss attributable to noncontrolling interest	$(1,285,869)	$(1,928,013)	$(2,742,743)	$(3,684,725)
Net loss attributable to Verde Clean Fuels, Inc.	$(1,260,130)	$(903,707)	$(2,506,841)	$(1,676,078)

Earnings per share
Weighted average Class A common stock outstanding, basic and diluted	18,836,078	6,297,162	16,833,316	6,235,439
Loss per share of Class A common stock	$(0.07)	$(0.14)	$(0.15)	$(0.27)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended June 30, 2025

	Class A Common		Class C Common		Additional Paid In Capital	Accumulated Deficit	Non controlling Interest	Total Stockholders’ Equity
	Shares	Values	Shares	Values
Balance – March 31, 2025	22,049,621	$2,205	22,500,000	$2,250	$62,246,109	$(28,503,797)	$33,996,136	$67,742,903
Share-based compensation	-	-	-	-	494,959	-	-	494,959
Equity offering cost adjustment	-	-	-	-	55,987	-	-	55,987
Net loss	-	-	-	-	-	(1,260,130)	(1,285,869)	(2,545,999)
Balance – June 30, 2025	22,049,621	$2,205	22,500,000	$2,250	$62,797,055	$(29,763,927)	$32,710,267	$65,747,850

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended June 30, 2024

	Class A Common		Class C Common		Additional Paid In Capital	Accumulated Deficit	Non controlling Interest	Total Stockholders’ Equity
	Shares	Values	Shares	Values
Balance – March 31, 2024	9,428,797	$943	22,500,000	$2,250	$35,673,145	$(24,695,101)	$15,973,323	$26,954,560
Conversion of restricted stock units	120,824	12	-	-	(12)	-	-	-
Share-based compensation	-	-	-	-	262,627	-	-	262,627
Rebalancing of ownership percentage for issuance of Class A shares	-	-	-	-	114,903	-	(114,903)	-
Net loss	-	-	-	-	-	(903,707)	(1,928,013)	(2,831,720)
Balance – June 30, 2024	9,549,621	$955	22,500,000	$2,250	$36,050,663	$(25,598,808)	$13,930,407	$24,385,467
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2025

	Class A Common		Class C Common		Additional Paid In Capital	Accumulated Deficit	Non controlling Interest	Total Stockholders’ Equity
	Shares	Values	Shares	Values
Balance – December 31, 2024	9,549,621	$955	22,500,000	$2,250	$37,502,903	$(27,257,086)	$10,434,454	$20,683,476
Issuance of Class A common stock to Cottonmouth	12,500,000	1,250	-	-	49,345,212	-	-	49,346,462
Share-based compensation	-	-	-	-	911,509	-	-	911,509
Rebalancing of ownership percentage for issuance of Class A shares	-	-	-	-	(25,018,556)	-	25,018,556	-
Equity offering cost adjustment	-	-	-	-	55,987	-	-	55,987
Net loss	-	-	-	-	-	(2,506,841)	(2,742,743)	(5,249,584)
Balance – June 30, 2025	22,049,621	$2,205	22,500,000	$2,250	$62,797,055	$(29,763,927)	$32,710,267	$65,747,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2024

	Class A Common		Class C Common		Additional Paid In Capital	Accumulated Deficit	Non controlling Interest
	Shares	Values	Shares	Values				Total Stockholders’ Equity
Balance – December 31, 2023	9,387,836	$939	22,500,000	$2,250	$35,014,836	$(23,922,730)	$17,730,035	$28,825,330
Related party promissory note settlement	40,961	4	-	-	409,608	-	-	409,612
Conversion of restricted stock units	120,824	12	-	-	(12)	-	-	-
Share-based compensation	-	-	-	-	511,328	-	-	511,328
Rebalancing of ownership percentage for issuance of Class A shares	-	-	-	-	114,903	-	(114,903)	-
Net loss	-	-	-	-	-	(1,676,078)	(3,684,725)	(5,360,803)
Balance – June 30, 2024	9,549,621	$955	22,500,000	$2,250	$36,050,663	$(25,598,808)	$13,930,407	$24,385,467
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,249,584)	$(5,360,803)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7,764	6,206
Share-based compensation expense	911,509	511,328
Amortization of right-of-use assets	172,675	147,451
Changes in operating assets and liabilities
Prepaid expenses	(5,132)	(639,665)
Accounts payable	(439,945)	8,119
Accrued liabilities	(1,146,899)	418,676
Operating lease liabilities	(166,845)	(133,264)
Other changes in operating assets and liabilities	32,974	24,976
Net cash used in operating activities	(5,883,483)	(5,016,976)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,019,809)	(552,300)
Reimbursement of capital expenditures	1,467,882	-
Net cash used in investing activities	(551,927)	(552,300)

Cash flows from financing activities:
Issuance of Class A common stock to Cottonmouth	50,000,000	-
Payment of equity issuance costs	(553,892)	-
Net cash provided by financing activities	49,446,108	-

Net change in cash, cash equivalents and restricted cash	43,010,698	(5,569,276)
Cash, cash equivalents and restricted cash, beginning of year	19,144,067	28,879,177
Cash, cash equivalents and restricted cash, end of period	$62,154,765	$23,309,901

Supplemental cash flows:
Capital expenditures in accounts payable and accrued liabilities (at period end)	$1,467,242	$421,381
Accounts receivable for reimbursement of capital expenditures (at period end)	$1,005,698	$624,670
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERDE CLEAN FUELS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed on March 28, 2025 and are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. The results of operations for an interim period may not give a true indication of results for a full year.
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
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The most significant estimates pertain to the calculations of the fair values of equity instruments, impairment of intangible and long-lived assets and income taxes. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.
Principles of Consolidation
The Company consolidates all entities that it controls by ownership interest or other contractual rights giving the Company control over the most significant activities of an investee. The Company's unaudited condensed consolidated financial statements include its subsidiaries as follows:
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
Other income is primarily related to interest and dividend income earned from the Company's cash balances and money market investments, which are included within cash and cash equivalents in the unaudited Condensed Consolidated Balance Sheets.

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
The Company also has a restricted cash balance that is included in the determination of cash and restricted cash in the unaudited Condensed Consolidated Statements of Cash Flows. See Note 7 for further information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000. Additionally, the Company’s investments held in a short-term money market fund are not guaranteed by the FDIC. As of June 30, 2025 and December 31, 2024, the Company had not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.
Accounts Receivable – Other
Accounts receivable – other primarily consists of amounts to be reimbursed to the Company from Cottonmouth in connection with the terms of the joint development agreement ("JDA") between the Company and Cottonmouth. See Notes 3 and 4 for further information. In accordance with Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, the Company’s accounts receivable are required to be presented at the net amount expected to be collected through an allowance for credit losses that are expected to occur over the life of the remaining life of the asset, rather than incurred losses. The Company considers the amounts due from Cottonmouth to be fully collectible and, accordingly, there was no allowance for credit losses recorded by the Company as of June 30, 2025 and December 31, 2024.
Other Current Assets
As of December 31, 2024, other current assets included $469,612 of deferred equity issuance costs in connection with the Company’s issuance of shares of its Class A common stock to Cottonmouth in January 2025. There were no deferred equity issuance costs as of June 30, 2025, as deferred equity issuance costs were recorded within additional paid-in capital for the six months ended June 30, 2025 as a reduction to the proceeds received from the issuance of the Class A common stock to Cottonmouth. See Note 3 for further information.
Prepaid expenses are also included within other current assets.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. The fair values of cash, restricted cash, cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses are estimated to approximate their respective carrying values as of June 30, 2025 and December 31, 2024 due to the short-term maturities of such instruments.
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
Antidilutive instruments, including outstanding warrants, stock options, certain restricted stock units (“RSUs”) and Sponsor earn out shares, were excluded from diluted earnings per share for the three and six months ended June 30, 2025 and 2024 because the inclusion of such instruments would be anti-dilutive. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for all periods presented.
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
For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, they are recorded at their initial fair value on the date of issuance and are subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as a non-cash gain or loss in the unaudited Condensed Consolidated Statements of Operations. See Note 9 for further information.

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recorded in the accompanying unaudited Condensed Consolidated Statements of Operations in the period realized.
Indefinite-Lived Intangible Assets
The Company’s intangible assets consist of its intellectual property and patented technology associated with its patented STG+® process technology. These assets are considered to be indefinite-lived intangible assets and, as such, are not subject to amortization.

Impairments
Long-Lived Assets
The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. During the three and six months ended June 30, 2025 and 2024, the Company did not record any impairment charges.
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
During the three and six months ended June 30, 2025 and 2024, the Company did not record any impairment charges.
Leases
The Company accounts for leases under ASC 842, “Leases” (“ASC 842”). The core principle of this standard is that a lessee should recognize the assets and liabilities that arise from leases by recognizing in the condensed consolidated balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset (“ROU asset”) representing the lessee’s right to use, or control the use of, the underlying asset for the lease term. In accordance with the guidance of ASC 842, leases are classified as finance or operating leases, and both types of leases are recognized on the condensed consolidated balance sheet.
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
Stock options represent the contingent right of award holders to purchase shares of the Company’s Class A common stock at a stated price for a limited time. Stock options granted to employees and officers will generally vest at a rate of 25% on each of the first, second, third and fourth anniversaries of the date of grant, subject to continued service through the vesting dates. Stock options granted to non-employee directors will generally vest 100% on the first anniversary of the date of grant, subject to continued service through the vesting date. Forfeitures are recognized as they occur.
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes model and the fair value of RSUs on the date of grant based on the value of the stock price on that date. The cost of awarded equity instruments is recognized based on each instrument’s grant-date fair value over the period during which the grantee is required to provide service in exchange for the award. Equity-based compensation is recorded as a general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

The determination of fair value of stock options requires significant judgment and the use of estimates, particularly with regard to Black-Scholes assumptions. The key assumptions for the Black-Scholes model include the expected term, risk-free interest rate, volatility, and dividend yield. The Company estimates the key assumptions for the Black-Scholes model as follows:
•expected term is based on peer benchmarking and expectations;
•risk-free interest rate is based on U.S. Treasury yield curve rates with maturities similar to the expected term; and
•volatility is based on the volatility of various publicly traded peer companies.
The Company does not anticipate paying cash dividends and therefore uses an expected dividend yield of zero. The Company also assesses whether or not a discount for lack of marketability is applied based on certain liquidity factors.
RSUs represent an unsecured right to receive one share of the Company’s Class A common stock equal to the per share value of the Class A common stock on the settlement date. RSUs have a zero-exercise price and vest over time in whole after the first anniversary of the date of grant subject to continuous service through the vesting date.
See Note 8 for further information.
Noncontrolling Interest
Following the Business Combination, holders of Class A common stock own a direct controlling interest in the results of the Company, while Holdings own an economic interest in the Company, which is presented as noncontrolling interest ("NCI"). NCI is classified as permanent equity within the condensed consolidated balance sheets. Income or loss is attributed to NCI based on their contractual distribution rights and the relative percentages of equity interests held during the period. The Company’s equity attributable to NCI and the Class A common stockholders are rebalanced to reflect changes in ownership, as applicable.
Recent Accounting Standards
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires public entities, on an annual basis, to provide: a tabular rate reconciliation (using both percentages and reporting currency amounts) of (1) the reported income tax expense (or benefit) from continuing operations, to (2) the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal (national) income tax rate of the jurisdiction (country) of domicile using specific categories, and separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold. For each annual period presented, ASU 2023-09 also requires all reporting entities to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign. It also requires additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). ASU 2023-09 is effective for public entities for fiscal years beginning after December 15, 2024. ASU 2023-09 is to be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2023-09 will have on its condensed consolidated financial statements.
In March 2024, the SEC issued Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors”, which will mandate detailed disclosure of certain climate-related information, including, among other items, material climate-related risks and related governance, strategy and risk management processes, certain financial statement disclosures, and Scopes 1 and 2 greenhouse gas emissions, if material, for certain public companies. In April 2024, the SEC issued an administrative stay of the implementation of Release No. 33-11275, pending judicial review. Prior to the stay, the required disclosures were subject to a phased compliance timeline, with initial disclosures for non-accelerated filers and smaller reporting companies commencing with the fiscal year beginning January 1, 2027. In addition, in February 2025, the SEC ended its legal defense of Release No. 33-11275 and it is unclear when Release No. 33-11275 will become effective, if ever. Furthermore, in June 2025, the SEC issued a notice that it was withdrawing several proposed rulemakings, including the SEC’s 2022 proposal titled “Enhanced Disclosures by Certain Investment Advisers and Investment Companies About Environmental, Social, and Governance Investment Practices.” The Company is currently monitoring the status of Release No. 33-11275 and is evaluating the impact that the release would have on its condensed consolidated financial statements.

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
The Company considers the applicability and impact of all ASUs issued by the FASB. There are no other accounting pronouncements which have been issued but are not yet effective that would have a material impact on the condensed consolidated financial statements when adopted.
NOTE 3 – RELATIONSHIP WITH COTTONMOUTH AND PERMIAN BASIN PROJECT
Overview
Cottonmouth is the Company's second largest shareholder. and is a wholly-owned subsidiary of Diamondback, an independent oil and natural gas company headquartered in Midland, Texas, focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. As of June 30, 2025, the Company and Cottonmouth are advancing development activities related to the Permian Basin Project, including the FEED study (each as defined below). See Notes 1, 4, 6 and 10 for further information.
Initial Investment
In connection with the Closing of the Business Combination, the Company issued and sold to Cottonmouth 2,000,000 shares of its Class A common stock in a private placement for an aggregate purchase price of $20,000,000 and entered into an equity participation right agreement, dated as of February 13, 2023 ("Existing Equity Participation Right Agreement"), by and among the Company and Cottonmouth, pursuant to which Verde granted Cottonmouth the right to participate and jointly develop natural gas-to-gasoline plants in the Permian Basin utilizing Verde’s STG+® technology and associated natural gas from Diamondback's operations.
Permian Basin Project
In February 2024, Verde and Cottonmouth entered into a JDA, which provides a pathway forward for the proposed development, construction, and operation of a natural gas-to-gasoline plant in the Permian Basin utilizing Verde's STG+® technology and associated natural gas from Diamondback’s operations (the “Permian Basin Project”). The JDA frames the contracts contemplated to be entered into between the parties and outlines the conditions precedent for the parties to enter into definitive documents and achieve final investment decision (“FID”) to proceed with the Permian Basin Project. The JDA conditions precedent include finalizing applicable project contracts, obtaining necessary permits, obtaining project financing on terms satisfactory to each party, and receiving FID by each party.
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
Additionally, in connection with the consummation of the transactions contemplated by the Purchase Agreement, the Company amended and restated its fourth amended and restated certificate of incorporation (the “Restated Charter”). In accordance with the Restated Charter, effective January 29, 2025, the Company (i) increased the number of authorized shares of Class C common stock from 25,000,000 to 26,000,000 and (ii) increased the size of its Board of Directors from seven to eight and to provide Cottonmouth with certain director designation and board observer rights. The Restated Charter was approved and recommended by the Board prior to stockholder action by written consent.
NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT
Major classes of property, plant, and equipment are as follows:

	As of
	June 30, 2025	December 31, 2024
Construction in progress	$2,245,700	$1,028,900
Computers, office equipment and hardware	42,481	34,330
Furniture and fixtures	47,256	47,256
Machinery and equipment	43,799	43,799
Property, plant and equipment	2,379,236	1,154,285
Less: accumulated depreciation	63,452	58,015
Property, plant and equipment, net	$2,315,784	$1,096,270
The Company's construction in progress assets are comprised of capitalized FEED costs, net of amounts reimbursable by Cottonmouth in accordance with the JDA. The Company's construction in progress assets as of June 30, 2025 are comprised of capitalized FEED costs of $6,414,100, net of amounts reimbursable by Cottonmouth of $4,168,400. See Note 3 for further information.

NOTE 5 - ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of
	June 30, 2025	December 31, 2024
Accrued compensation	$467,856	$331,398
Accrued construction in progress	9,043	-
Accrued legal fees	253,800	467,645
Accrued professional fees	-	68,000
Accrued excise tax liability	-	978,412
Other accrued expenses	20,524	61,710
Total accrued liabilities	$751,223	$1,907,165
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
As of December 31, 2024, the Company had recorded an accrual for an excise tax liability of $978,412. During the six months ended June 30, 2025, the accrued excise tax liability was paid in full.
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
Chemex
In June 2024, the Company entered into a contract with Chemex, a Shaw Group company, for a FEED study related to the Permian Basin Project. Also in June 2024, the parent organization of Holdings, through a separate subsidiary, made an unrelated preferred equity investment in the Shaw Group and, in connection with the investment, Jonathan Siegler, a Company director, was appointed as a director of the Shaw Group. Total FEED study costs incurred as of June 30, 2025, net of reimbursement from Cottonmouth, were $2,245,700 and are recorded to Construction in Progress within Property, Plant and Equipment, Net on the Company’s unaudited Condensed Consolidated Balance Sheets. See Notes 3 and 4 for further information.
Five Star Clean Fuels
A subsidiary of the Company is a party to a letter agreement with Five Star Clean Fuels LLC, formerly known as Arb Clean Fuels Management LLC (“FSCF”), whereby it granted FSCF certain non-exclusive rights to utilize the STG+® technology and agreed to enter into mutually acceptable to be negotiated agreements related to a potential site in Odessa, Texas. To date, there have been no material developments with respect to this arrangement, nor has the Company received any consideration from FSCF or incurred any expense in connection therewith. Martijn Dekker, a Company director, is an officer and director of FSCF and his affiliate has an ownership interest in FSCF.
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

Lease costs for the Company’s operating leases are presented below.

	Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2025	2024	2025	2024
Operating lease cost	General and administrative expense	$94,313	$84,104	$188,626	$163,909
Variable lease cost	General and administrative expense	45,558	34,599	93,732	73,460
Total operating lease cost		$139,871	$118,703	$282,358	$237,369

Supplemental information related to the Company’s operating lease arrangements was as follows:

	Six Months Ended June 30,
Operating lease – supplemental information	2025	2024
ROU assets obtained in exchange for operating lease	$308,623	$353,162
Remaining lease term – operating leases	1.1 years	1.5 years
Discount rate – operating leases	7.50%	7.50%
Commitments
The Company had a restricted cash balance of $100,000 as of June 30, 2025 and December 31, 2024. The restricted cash balance is maintained in support of a letter of credit.
Contingencies
The Company is not party to any litigation.
NOTE 8 – STOCKHOLDERS’ EQUITY
Earn Out Consideration
Earn out shares potentially issuable as part of the Business Combination are recorded within stockholders' equity as the instruments are deemed to be indexed to the Company’s common stock and meet the equity classification criteria under ASC 815. Earn out shares contain market conditions for vesting and were awarded to eligible stockholders, as described further below, and not to current employees.
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

Notwithstanding the foregoing, the shares of Earn Out Equity will vest in the event of a sale of the Company at a price that is equal to or greater than the applicable trigger price payable to the buyer of the Company. The Earn Out Equity was issued in connection with the Business Combination on February 15, 2023. Holdings earn out shares are neither issued nor outstanding as of June 30, 2025 as the performance requirements for vesting were not achieved. All Sponsor Shares granted in connection with the Business Combination were issued and outstanding as of June 30, 2025 and December 31, 2024.
Sponsor Shares subject to forfeiture pursuant to the above terms that do not vest in accordance with such terms shall be forfeited.
Share-based Compensation
The Company records compensation expense related to share-based compensation arrangements within general and administrative expenses. The total compensation expense incurred related to the Company’s equity-based compensation plans was $494,959 and $911,509 for the three and six months ended June 30, 2025, respectively, and was $262,627 and $511,328 for the three and six months ended June 30, 2024, respectively.
No related income tax benefits were recognized during the three and six months ended June 30, 2025 and 2024.
Stock Options
On June 2, 2025, the Company awarded additional stock options to certain employees and officers and to non-employee directors, consistent with the terms of the 2023 Plan. The stock options granted in 2025 have an exercise price of $4.76 per share and will expire 7 years from the date of grant. Stock options granted to employees and executive officers will vest at a rate of 25% on each of the first, second, third and fourth anniversaries of the date of grant, subject to continued service through the vesting dates. Stock options granted to non-employee directors will vest one year from the date of grant, subject to continued service through the vesting date.
The fair value of stock options granted during 2025 was $1.54 per option for options granted to both employees and officers and to non-employee directors. The fair value of stock options granted in 2025 was determined using the following assumptions as of the grant date:

Risk-free interest rate	4.5%
Expected term	3.5 years
Volatility	40%
Dividend yield	zero
Discount for lack of marketability	zero

During the six months ended June 30, 2025, the Company had changes in stock options as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2024	3,387,638	$7.82	5.7
Granted	2,726,306	$4.76	7.0
Exercised	-	-	-
Forfeited / expired	(163,445)	$5.99	-
Outstanding as of June 30, 2025	5,950,499	$6.47	6.1
Unvested as of June 30, 2025	4,497,650	$5.93	6.4
Exercisable as of June 30, 2025	28,843	$5.99	-

As of June 30, 2025, there were 4,956,240 options granted to employees and officers outstanding, of which 3,943,953 were unvested, and 994,259 options granted to non-employee directors outstanding, of which 553,697 were unvested.
See Note 2 for further information.
RSUs
In April 2023, the Company granted 141,656 RSUs to non-employee directors. In April 2024, all of the previously granted RSUs vested. In May 2024, the Company settled 120,824 of the vested RSUs through issuance of 120,824 shares of Class A common stock. As of June 30, 2025, the Company has not yet settled 20,832 of the vested RSUs, as the awardee elected to defer receipt. The Company includes the vested and deferred RSUs within weighted-average shares outstanding for the computation of basic and diluted loss per share.
See Note 2 for further information.
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
The Holdings equity compensation instruments consist of 1,000 Series A Incentive Units and 1,000 Founder Incentive Units. The Series A Incentive Unit holders are entitled to participate in the earnings of and distributions by Holdings after a specified return threshold to the Series A Preferred Unit holders has been achieved. The Founder Incentive Unit holders are entitled to receive a certain aggregate distribution amount by Holdings after a specified aggregate distribution amount has been received by the Series A Preferred Unit holders. The Series A Incentive Units were deemed to be service-based awards and the Founder Incentive Units were deemed to be performance-based awards.
On August 7, 2020, Holdings issued 800 Series A Incentive Units and 1,000 Founder Incentive Units to certain of Intermediate's management and employees in compensation for their services. In August 2022, certain amendments were made to the Series A Incentive Units and Founder Incentive Units whereby such units would become fully vested upon completion of the Business Combination.
In connection with the Closing of the Business Combination, all of the outstanding and unvested Series A Incentive Units and Founder Incentive Units became fully vested. For the year ended December 31, 2023, the Company accelerated the remaining share-based payment expense for the Series A Incentive Units and recorded such expense in general and administrative expenses. For the years ended December 31, 2024 and 2023, the Company did not record additional share-based compensation expense for the Founder Incentive Units as certain conditions had not been met. The Company continues to evaluate the conditions related to the Founder Incentive Units. As of June 30, 2025, such conditions continue to not have been met.
See Note 6 for further information.
NOTE 9 – WARRANTS
There were 15,383,263 warrants outstanding as of June 30, 2025 (the "Warrants"). Each Warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below. However, no Warrants will be exercisable for cash unless there is an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to such shares of Class A common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants is not effective within a specified period following the consummation of the Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the Warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of Class A common stock for the five trading days ending on the trading day prior to the date of exercise. The Warrants will expire on February 15, 2028, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
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
No Warrants were exercised during the three and six months ended June 30, 2025 and 2024.
NOTE 10 – LOSS PER SHARE
Loss per share
The following table sets forth the computation of net loss used to compute basic net loss per share of Class A common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to Verde Clean Fuels, Inc.	$(1,260,130)	$(903,707)	$(2,506,841)	$(1,676,078)
Basic weighted-average shares outstanding	18,836,078	6,297,162	16,833,316	6,235,439
Dilutive effect of share-based awards	-	-	-	-
Diluted weighted-average shares outstanding	18,836,078	6,297,162	16,833,316	6,235,439
Basic loss per share	$(0.07)	$(0.14)	$(0.15)	$(0.27)
Diluted loss per share	$(0.07)	$(0.14)	$(0.15)	$(0.27)
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
The following amounts were not included in the calculation of net loss per diluted share for the periods presented because their effects were anti-dilutive:

	As of June 30,
	2025	2024
Warrants	15,383,263	15,383,263
Sponsor earn out shares (1)	3,234,375	3,234,375
Stock options	5,950,499	3,019,639
RSUs (2)	-	-
Total anti-dilutive instruments	24,568,137	21,637,277

(1)Excludes 3,500,000 Class C earn out shares convertible into shares of Class A common stock. Shares of Class C common stock are not participating securities; thus, the application of the two-class method is not required. See Note 6 for further information.
(2)Excludes 20,832 of vested and deferred RSUs outstanding as of June 30, 2025. Such shares are included within weighted-average shares outstanding for the computation of basic and diluted loss per share. See Note 8 for further information.
Noncontrolling Interests
As of December 31, 2024, the ownership interests of the Class A common stockholders and the NCI were 29.80% and 70.20%, respectively. As of June 30, 2025, the ownership interests of the Class A common stockholders and the NCI were 49.49% and 50.51%, respectively. The change in ownership interests was due to the issuance of Class A common stock to Cottonmouth during the six months ended June 30, 2025. See Note 3 for further information.
NOTE 11 – INCOME TAX
As of June 30, 2025, the Company holds 49.49% of the economic interest in OpCo, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, OpCo generally is not subject to U.S. federal income tax under current U.S. tax laws. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of OpCo.
Intermediate was historically and remains a disregarded subsidiary of a partnership for U.S. Federal income tax purposes. As a direct result of the Business Combination, OpCo became the sole member of Intermediate. As such, OpCo’s distributive share of any net taxable income or loss and any related tax credits of Intermediate are then distributed to the Company.
The Company’s effective tax rate was 1.1% and (0.5)% for the three and six months ended June 30, 2025, respectively, and was 0.5% and 0.3% for the three and six months ended June 30, 2024, respectively. The effective income tax rates for each period differed significantly from the statutory rate primarily due to the losses allocated to NCI and the recognition of a valuation allowance as a result of the Company’s tax structure.
The Company has assessed the realizability of its net deferred tax assets and that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has maintained a full valuation allowance against its deferred tax assets as of June 30, 2025, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. Federal, state and local income tax returns that may be subject to audit in future periods. No U.S. Federal, state and local income tax returns are currently under examination by the respective taxing authorities.
Tax Receivable Agreement
On the Closing Date, in connection with the consummation of the Business Combination and as contemplated by the Business Combination Agreement, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Holdings (together with its permitted transferees, the “TRA Holders,” and each a “TRA Holder”) and the Agent (as defined in the Tax Receivable Agreement). Pursuant to the Tax Receivable Agreement, the Company is

required to pay each TRA Holder 85% of the amount of net cash savings, if any, in U.S. federal, state and local income and franchise tax that the Company actually realizes (computed using certain simplifying assumptions) or is deemed to realize in certain circumstances in periods after the Closing Date as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of the Company's acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Class C OpCo Units pursuant to the exercise of the OpCo Exchange Right, a Mandatory Exchange or the Call Right (each as defined in the Amended and Restated LLC Agreement of OpCo) and (ii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the Tax Receivable Agreement. The Company will retain the benefit of the remaining 15% of these net cash savings. The Tax Receivable Agreement contains a payment cap of $50,000,000, which applies only to certain payments required to be made in connection with the occurrence of a change of control. The payment cap would not be reduced or offset by any amounts previously paid under the Tax Receivable Agreement or any amounts that are required to be paid (but have not yet been paid) for the year in which the change of control occurs or any prior years.
As of June 30, 2025 and December 31, 2024, the Company did not record a tax receivable balance.

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
The following table presents information about the Company’s significant expenses. A significant segment expense is an expense that is significant to the segment considering qualitative and quantitative factors, regularly provided or easily computed from information regularly provided to the CODM and is included in the reported measure of segment profit or loss. The Company’s significant expenses are aggregated and presented as general and administrative and research and development financial statement line items on the unaudited Condensed Consolidated Statements of Operations. Other segment items represent the difference between reported significant segment expenses and consolidated operating loss. Significant segment expenses and other segment items are reviewed by the CODM on a disaggregated basis as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Outside services	$1,041,772	$1,468,002	$2,289,389	$2,942,826
Employee compensation-related	984,279	704,948	1,742,494	1,205,216
Insurance	255,009	338,313	548,522	717,676
Share-based compensation	494,959	262,627	911,509	511,327
Rent, property and office	326,450	220,409	693,109	427,229
Other segment items (1)	137,093	167,495	235,367	232,731
Total operating loss	$3,239,562	$3,161,794	$6,420,390	$6,037,005
(1) Other segment items primarily include depreciation and amortization, meals, travel and conference expense and franchise taxes.
NOTE 13 – SUBSEQUENT EVENTS

On July 4, 2025, the “One Big, Beautiful Bill Act” ("OBBBA") was signed into federal law. The OBBBA included multiple provisions applicable to U.S. income tax for businesses, including bonus depreciation for qualified tangible property, immediate expensing of research expenditures, and updates to the calculation of disallowed interest. The Company is currently evaluating the potential impact of these provisions. Any impact to the Company's condensed consolidated financial statements would be accounted for in the period of enactment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “our,” “us,” “Verde,” “Verde Clean Fuels” or the “Company” refer to Verde Clean Fuels, Inc. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
As of June 30, 2025, the Company is still in the process of developing its first commercial production facility and has not derived revenue from its principal business activities. The Company is managed as an integrated business and there is only one reportable segment.
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
Recent Developments
PIPE Investment
On December 18, 2024, the Company entered into common stock purchase agreement (the "Purchase Agreement") with Cottonmouth Ventures, LLC ("Cottonmouth"), a subsidiary of Diamondback Energy, LLC ("Diamondback"), pursuant to which the Company agreed to issue and sell an aggregate of 12,500,000 shares of its Class A common stock, par value $0.0001 ("Class A common stock") to Cottonmouth at a price of $4.00 per share for an aggregate purchase price of $50 million (the “PIPE Investment”) in a private placement. The Company consummated the transactions contemplated by the Purchase Agreement on January 29, 2025.
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
Restated Charter
On December 18, 2024, the holder of a majority of the issued and outstanding shares of Class A common stock and Class C common stock, par value $0.0001 ("Class C common stock") adopted resolutions by written consent, in lieu of a meeting of stockholders to, among other things, amend and restate, immediately prior to and contingent upon the consummation of the closing of the PIPE Investment, our fourth amended and restated certificate of incorporation (the “Restated Charter”) to (A) increase the amount of authorized shares of Class C common stock from 25,000,000 to 26,000,000 and (B) increase the size of our Board of Directors (the "Board") from seven to eight and to provide Cottonmouth with certain director designation and board observer rights. The Restated Charter was approved and recommended by the Board prior to the stockholder action by written consent. Immediately prior to closing of the PIPE Investment, on January 29, 2025, the Company filed the Restated Charter with the Delaware Secretary of State.
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
Concurrent with the Business Combination, Diamondback, through its wholly-owned subsidiary, Cottonmouth, made a $20 million equity investment in Verde and entered into the Existing Equity Participation Right Agreement pursuant to which Verde must grant Cottonmouth the right to participate and jointly develop natural gas-to-gasoline plants in the Permian Basin utilizing Verde’s STG+® technology and associated natural gas from Diamondback's operations. Diamondback is an independent oil and natural gas company headquartered in Midland, Texas, focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. The production of gasoline from associated natural gas from Diamondback's operations in the Permian Basin is designed to allow Diamondback to mitigate the flaring of natural gas while also producing a high-margin product from natural gas streams that are subject to being economically disadvantaged.
In February 2024, Verde and Cottonmouth entered into a joint development agreement ("JDA"), which provides a pathway forward for the proposed development, construction, and operation of a facility to produce commodity-grade gasoline using natural gas feedstock supplied from Diamondback’s operations in the Permian Basin (the “Permian Basin Project”). The JDA frames the contracts contemplated to be entered into between the parties and outlines the conditions precedent for the parties to enter into definitive documents and achieve final investment decision (“FID”) to proceed with the Permian Basin Project. The JDA conditions precedent include finalizing applicable project contracts, obtaining necessary permits, obtaining project financing on terms satisfactory to each party, and receiving FID by each party.
In June 2024, we entered into a contract with Chemex Global, LLC ("Chemex") for a front-end engineering and design ("FEED") study related to the Permian Basin Project. Completing the FEED study is a key requirement to achieving FID. In January 2025, we identified a new site for the Permian Basin Project with improved access to key utilities. To date, we have continued to advance development activities related to the Permian Basin Project, including the FEED study.
Upon satisfaction of the JDA conditions precedent and achieving FID for the Permian Basin Project, it is anticipated that engineering, procurement, and construction work will then commence. It is expected that commercial operations will be achieved within 18-24 months from commencement of engineering, procurement and construction work.
Under the terms of the JDA, 65% of the approved development costs that we incur (which includes costs associated with the FEED study) are reimbursed by Cottonmouth. As of June 30, 2025, our construction in progress assets are comprised of capitalized FEED costs related to the Permian Basin Project of $6,414,100, net of amounts reimbursable by Cottonmouth of $4,168,400.
We expect that the Permian Basin Project could serve as a template for additional natural gas-to-gasoline projects throughout the Permian Basin and other pipeline-constrained basins in the U.S., as well as addressing flared or stranded natural gas opportunities internationally. In addition to the Permian Basin Project, we also continue to identify and evaluate other potential opportunities to deploy our technology while remaining disciplined with our resources.
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
Results of Operations
Comparison of the three months ended June 30, 2025 and June 30, 2024

	Three Months Ended June 30,
	2025	2024
General and administrative expenses	$3,094,320	$2,988,774
Research and development expenses	145,242	173,020
Total operating loss	3,239,562	3,161,794

Other (income)	(665,363)	(316,208)
Loss before income taxes	(2,574,199)	(2,845,586)
Income tax (benefit) expense	(28,200)	(13,866)
Net loss	$(2,545,999)	$(2,831,720)
General and Administrative
General and administrative expenses increased $105,546, or 4%, for the three months ended June 30, 2025 as compared to the same period in 2024. The increase was primarily due to additional headcount resulting in higher compensation expense, largely offset by a reduction in outside services and insurance expense.
Of our general and administrative expenses for the three months ended June 30, 2025 and 2024, $7,290 and $85,047, respectively, were business development costs. The decrease was primarily due to development costs associated with the Permian Basin Project incurred in the comparative period prior to our entry into the JDA.
Research and Development
Research and development expenses decreased $27,778, or 16%, for the three months ended June 30, 2025 as compared to the same period in 2024. The decrease was primarily due to classification of a portion of the engineers' and consultants' time associated with the Permian Basin Project to construction in progress in 2025, offset by higher software costs.
Other Income
Other income increased $349,155, or 110%, for the three months ended June 30, 2025 as compared to the same period in 2024. The increase was primarily due to higher interest and dividend income earned on our cash and cash equivalents, which increased due to the net proceeds received from the closing of the PIPE Investment in January 2025.

Comparison of the six months ended June 30, 2025 and June 30, 2024

	Six Months Ended June 30,
	2025	2024
General and administrative expenses	$6,091,842	$5,778,150
Research and development expenses	328,548	258,855
Total operating loss	6,420,390	6,037,005

Other (income)	(1,195,606)	(662,336)
Loss before income taxes	(5,224,784)	(5,374,669)
Income tax expense (benefit)	24,800	(13,866)
Net loss	$(5,249,584)	$(5,360,803)

General and Administrative
General and administrative expenses increased $313,692, or 5%, for the six months ended June 30, 2025 as compared to the same period in 2024. The increase was primarily due to additional headcount resulting in higher compensation expense, which was largely offset by a reduction in outside services and insurance expense.
Of our general and administrative expenses for the six months ended June 30, 2025 and 2024, $73,118 and $307,454, respectively, were business development costs. The decrease was primarily due to development costs associated with the Permian Basin Project incurred in the comparative period prior to our entry into the JDA.
Research and Development
Research and development expenses increased $69,693, or 27%, for the six months ended June 30, 2025 as compared to the same period in 2024. The increase was primarily due to higher software costs, offset by classification of a portion of the engineers' and consultants' time associated with the Permian Basin Project to construction in progress in 2025.
Other Income
Other income increased $533,270, or 81%, for the six months ended June 30, 2025 as compared to the same period in 2024. The increase was primarily due to higher interest and dividend income earned on our cash and cash equivalents, which increased due to the net proceeds received from the closing of the PIPE Investment in January 2025.
Liquidity and Capital Resources
As of June 30, 2025, we are still in the process of developing our first commercial production plant and have not derived revenue from our principal business activities. We do not expect to generate any meaningful revenue unless and until we are able to commercialize our first production plant. Since inception, we have incurred operating losses and generated negative operating cash flows primarily attributable to our ongoing general and administrative expenses and development activities.
We measure liquidity in terms of our ability to fund the cash requirements of our development activities and our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve general and administrative expenses and activities related to the ongoing development of our first commercial production plant.
As of June 30, 2025, we had cash and cash equivalents of $62.1 million.
We expect that our cash and cash equivalents will be sufficient to fund our cash requirements, including ongoing general and administrative expenses and planned development activities, for the next 12 months from the reporting date. However, notwithstanding the PIPE Investment, we further expect that additional capital will be required in order to complete our first commercial production plant. The exact timing of these additional cash requirements will depend on the pacing of our development activities, which is uncertain and subject to a variety of factors, many of which are outside of our control.
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
Summary Statement of Cash Flows for the Six Months Ended June 30, 2025 and June 30, 2024
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(5,883,483)	$(5,016,976)
Net cash used in investing activities	(551,927)	(552,300)
Net cash provided by financing activities	49,446,108	-
Net change in cash, cash equivalents and restricted cash	$43,010,698	$(5,569,276)
Cash Flows Used in Operating Activities
Net cash used in operating activities increased approximately $0.9 million during the six months ended June 30, 2025 as compared to the same period in 2024. The increase was primarily due to cash paid for D&O insurance and excise tax, partially offset by higher interest and dividend income earned on our cash and cash equivalents, which increased due to the net proceeds received from the closing of the PIPE Investment in January 2025.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the six months ended June 30, 2025 was largely consistent as compared to the same period in 2024. The activities were primarily related to development costs incurred in connection with the JDA, partially offset by cash reimbursements for such capital expenditures received from Cottonmouth. See Note 4 in the accompanying unaudited condensed consolidated financial statements for further information.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $49.4 million for the six months ended June 30, 2025 as compared to $0 for the same period in 2024. The increase was due to the net proceeds from the closing of the PIPE Investment in January 2025.

Commitments and Contractual Obligations
The Company had a restricted cash balance of $100,000 as of both June 30, 2025 and December 31, 2024. The restricted cash balance is maintained in support of a letter of credit.
Off-Balance Sheet Arrangements
As of June 30, 2025, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are based on the selection and application of significant accounting policies. The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses and allocated charges during the reporting period. Actual results could differ from those estimates. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.
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
Recent Accounting Pronouncements
See Note 2 in the accompanying unaudited condensed consolidated financial statements for information regarding recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on that evaluation, as of June 30, 2025, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
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

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are currently not a party, nor is our property subject, to any material pending legal proceedings. From time to time, we may be subject to various claims, lawsuits and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. As of June 30, 2025, we did not recognize any provisions for legal proceedings.
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

3.3	Amended and Restated Bylaws of Verde Clean Fuels, Inc (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2025	VERDE CLEAN FUELS, INC.

	By:	/s/ Ernest Miller
		Name:	Ernest Miller
		Title:	Chief Executive Office
(Principal Executive Officer)

August 13, 2025

	By:	/s/ George Burdette
		Name:	George Burdette
		Title:	Chief Financial Officer
(Principal Financial Officer)