Form 10-Q
period 2025-09-30
Verde Clean Fuels, Inc.
filed 2025-11-14
CIK 1841425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 14, 2025, there were 22,049,621 shares of Class A common stock and 22,500,000 shares of Class C common stock of the registrant outstanding.

i

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(in thousands, except share and per share amounts)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$59,440	$19,044
Restricted cash	100	100
Accounts receivable – other	1,315	226
Prepaid expenses and other current assets	595	804
Total current assets	61,450	20,174

Non-current assets:
Property, plant and equipment, net	3,382	1,096
Intellectual property and patented technology	1,925	1,925
Operating lease right-of-use assets, net	263	216
Deposits	161	161
Total non-current assets	5,731	3,398
Total assets	$67,181	$23,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,186	$734
Accrued liabilities	643	1,907
Operating lease liabilities	252	154
Other current liabilities	26	16
Total current liabilities	3,107	2,811

Non-current liabilities:
Operating lease liabilities	29	78
Total non-current liabilities	29	78
Total liabilities	3,136	2,889
Commitments and contingencies (see Note 7)

Stockholders’ equity
Class A common stock, par value $0.0001 per share, 22,049,621 and 9,549,621 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	1
Class C common stock, par value $0.0001 per share, 22,500,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	2
Additional paid in capital	63,429	37,503
Accumulated deficit	(30,919)	(27,257)
Noncontrolling interest	31,531	10,434
Total stockholders’ equity	64,045	20,683
Total liabilities and stockholders’ equity	$67,181	$23,572
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
General and administrative expenses	$2,752	$2,694	$8,844	$8,472
Research and development expenses	128	91	457	350
Total operating loss	2,880	2,785	9,301	8,822

Other (income)	(650)	(291)	(1,846)	(954)
Loss before income taxes	(2,230)	(2,494)	(7,455)	(7,868)
Income tax expense (benefit)	104	-	129	(14)
Net loss	$(2,334)	$(2,494)	$(7,584)	$(7,854)
Net loss attributable to noncontrolling interest	$(1,179)	$(1,716)	$(3,922)	$(5,400)
Net loss attributable to Verde Clean Fuels, Inc.	$(1,155)	$(778)	$(3,662)	$(2,454)

Earnings per share
Weighted average Class A common stock outstanding, basic and diluted	18,836,078	6,336,078	17,508,239	6,269,230
Loss per share of Class A common stock	$(0.06)	$(0.12)	$(0.21)	$(0.39)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended September 30, 2025

(in thousands, except share and per share amounts)	Class A Common		Class C Common		Additional Paid In Capital	Accumulated Deficit	Non controlling Interest	Total Stockholders’ Equity
	Shares	Values	Shares	Values
Balance – June 30, 2025	22,049,621	$2	22,500,000	$2	$62,797	$(29,764)	$32,710	$65,747
Share-based compensation	-	-	-	-	632	-	-	632
Net loss	-	-	-	-	-	(1,155)	(1,179)	(2,334)
Balance – September 30, 2025	22,049,621	$2	22,500,000	$2	$63,429	$(30,919)	$31,531	$64,045

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended September 30, 2024

(in thousands, except share and per share amounts)	Class A Common		Class C Common		Additional Paid In Capital	Accumulated Deficit	Non controlling Interest	Total Stockholders’ Equity
	Shares	Values	Shares	Values
Balance – June 30, 2024	9,549,621	$1	22,500,000	$2	$36,051	$(25,599)	$13,931	$24,386
Share-based compensation	-	-	-	-	401	-	-	401
Net loss	-	-	-	-	-	(778)	(1,716)	(2,494)
Balance – September 30, 2024	9,549,621	$1	22,500,000	$2	$36,452	$(26,377)	$12,215	$22,293
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2025

(in thousands, except share and per share amounts)	Class A Common		Class C Common		Additional Paid In Capital	Accumulated Deficit	Non controlling Interest	Total Stockholders’ Equity
	Shares	Values	Shares	Values
Balance – December 31, 2024	9,549,621	$1	22,500,000	$2	$37,503	$(27,257)	$10,434	$20,683
Issuance of Class A common stock to Cottonmouth	12,500,000	1	-	-	49,345	-	-	49,346
Share-based compensation	-	-	-	-	1,543	-	-	1,543
Rebalancing of ownership percentage for issuance of Class A shares	-	-	-	-	(25,019)	-	25,019	-
Equity offering cost adjustment	-	-	-	-	56	-	-	56
Net loss	-	-	-	-	-	(3,662)	(3,922)	(7,584)
Balance – September 30, 2025	22,049,621	$2	22,500,000	$2	$63,429	$(30,919)	$31,531	$64,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2024

(in thousands, except share and per share amounts)	Class A Common		Class C Common		Additional Paid In Capital	Accumulated Deficit	Non controlling Interest
	Shares	Values	Shares	Values				Total Stockholders’ Equity
Balance – December 31, 2023	9,387,836	$1	22,500,000	$2	$35,015	$(23,923)	$17,730	$28,825
Related party promissory note settlement	40,961	-	-	-	410	-	-	410
Conversion of restricted stock units	120,824	-	-	-	-	-	-	-
Share-based compensation	-	-	-	-	912	-	-	912
Rebalancing of ownership percentage for issuance of Class A shares	-	-	-	-	115	-	(115)	-
Net loss	-	-	-	-	-	(2,454)	(5,400)	(7,854)
Balance – September 30, 2024	9,549,621	$1	22,500,000	$2	$36,452	$(26,377)	$12,215	$22,293
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(7,584)	$(7,854)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	12	10
Share-based compensation expense	1,543	912
Amortization of right-of-use assets	261	227
Changes in operating assets and liabilities
Prepaid expenses	165	(387)
Accounts payable	(460)	707
Accrued liabilities	(1,260)	(56)
Operating lease liabilities	(260)	(214)
Other changes in operating assets and liabilities	20	-
Net cash used in operating activities	(7,563)	(6,655)

Cash flows from investing activities:
Additions to property, plant and equipment	(4,458)	(1,445)
Reimbursements of development costs in accordance with the JDA	2,971	994
Net cash used in investing activities	(1,487)	(451)

Cash flows from financing activities:
Issuance of Class A common stock to Cottonmouth	50,000	-
Payment of equity issuance costs	(554)	-
Net cash provided by financing activities	49,446	-

Net change in cash, cash equivalents and restricted cash	40,396	(7,106)
Cash, cash equivalents and restricted cash, beginning of year	19,144	28,879
Cash, cash equivalents and restricted cash, end of period	$59,540	$21,773

Supplemental cash flows:
Capital expenditures in accounts payable and accrued liabilities (at period end)	$1,908	$469
Accounts receivable for reimbursement of capital expenditures (at period end)	$1,311	$224
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERDE CLEAN FUELS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION
Overview
Verde Clean Fuels, Inc. (the “Company”, “Verde” and “Verde Clean Fuels”) is a clean fuels company focused on the deployment of its innovative and proprietary liquid fuels processing technology through development of commercial production plants. Verde’s synthesis gas (“syngas”)-to-gasoline plus (STG+®) process converts syngas, derived from diverse feedstocks, into fully finished liquid fuels that require no additional refining. Verde is currently focused on opportunities to convert associated natural gas into gasoline, which is expected to provide a market for such natural gas with the added potential benefits of flare mitigation and production of gasoline with a lower carbon intensity than conventional gasoline.
The Company is a Delaware corporation headquartered in Houston, Texas. The Company also has a demonstration plant and office in Hillsborough, New Jersey. The Company’s shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”), and warrants that were issued in the public offering are listed on Nasdaq under the symbols “VGAS” and “VGASW,” respectively. The Company’s primary stockholders are Bluescape Clean Fuels Holdings, LLC (“Holdings”) and Cottonmouth Ventures, LLC (“Cottonmouth”). Holdings is an affiliate of Bluescape Energy Partners, an alternative investment firm. Cottonmouth is a wholly-owned subsidiary of Diamondback Energy, Inc. (“Diamondback”). See Notes 3 and 6 for further information.
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
Basis of Presentation
These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed on March 28, 2025 and are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. The results of operations for an interim period may not give a true indication of results for a full year.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Principles of Consolidation
The Company consolidates all entities that it controls by ownership interest or other contractual rights giving the Company control over the most significant activities of an investee. The Company’s unaudited condensed consolidated financial statements include its subsidiaries as follows:
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
Other income is primarily related to interest and dividend income earned from the Company’s cash balances and money market investments, which are included within cash and cash equivalents in the unaudited Condensed Consolidated Balance Sheets.

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $250. Additionally, the Company’s investments held in a short-term money market fund are not guaranteed by the FDIC. As of September 30, 2025 and December 31, 2024, the Company had not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.
Accounts Receivable – Other
Accounts receivable – other primarily consists of amounts to be reimbursed to the Company from Cottonmouth in connection with the terms of the joint development agreement (“JDA”) between the Company and Cottonmouth. See Notes 3 and 4 for further information. In accordance with Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, the Company’s accounts receivable are required to be presented at the net amount expected to be collected through an allowance for credit losses that are expected to occur over the life of the remaining life of the asset, rather than incurred losses. The Company considers the amounts due from Cottonmouth to be fully collectible and, accordingly, there was no allowance for credit losses recorded by the Company as of September 30, 2025 and December 31, 2024.
Other Current Assets
As of December 31, 2024, other current assets included $470 of deferred equity issuance costs in connection with the Company’s issuance of shares of its Class A common stock to Cottonmouth in January 2025. There were no deferred equity issuance costs as of September 30, 2025, as deferred equity issuance costs were recorded within additional paid-in capital for the nine months ended September 30, 2025 as a reduction to the proceeds received from the issuance of the Class A common stock to Cottonmouth. See Note 3 for further information.
Prepaid expenses are also included within other current assets.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the Condensed Consolidated Balance Sheets, primarily due to their short-term nature. The fair values of cash, restricted cash, cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses are estimated to approximate their respective carrying values as of September 30, 2025 and December 31, 2024 due to the short-term maturities of such instruments.
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
Antidilutive instruments, including outstanding warrants, stock options, certain restricted stock units (“RSUs”) and Sponsor earn out shares, were excluded from diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 because the inclusion of such instruments would be anti-dilutive. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for all periods presented.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Project development and construction costs are capitalized as construction in progress assets to the extent that they are directly identifiable and once the project is determined to be probable. Depreciation expense is not recorded for construction in progress assets until construction is completed and the assets are placed into service. Cost reimbursements from project participants related to construction in progress assets are recorded as an offset to the construction in progress assets. Upon entry into the JDA with Cottonmouth, the Company determined that the Permian Basin Project (as defined in Note 3) was probable and began capitalizing associated directly identifiable costs as construction in progress assets, net of costs reimbursable to the Company by Cottonmouth in accordance with the JDA. See Notes 3 and 4 for further information.
Maintenance and repairs are charged to expense as incurred, and improvements that increase the useful life of the asset are capitalized.
When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recorded in the unaudited Condensed Consolidated Statements of Operations in the period realized.
Indefinite-Lived Intangible Assets
The Company’s intangible assets consist of its intellectual property and patented technology associated with its patented STG+® process technology. These assets are considered to be indefinite-lived intangible assets and, as such, are not subject to amortization.

Impairments
Long-Lived Assets
The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. During the three and nine months ended September 30, 2025 and 2024, the Company did not record any impairment charges.
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
During the three and nine months ended September 30, 2025 and 2024, the Company did not record any impairment charges.
Leases
The Company accounts for leases under ASC 842, “Leases” (“ASC 842”). The core principle of this standard is that a lessee should recognize the assets and liabilities that arise from leases by recognizing a liability to make lease payments (the lease liability) and a right-of-use asset (“ROU asset”) representing the lessee’s right to use, or control the use of, the underlying asset for the lease term. In accordance with the guidance of ASC 842, leases are classified as finance or operating leases, and both types of leases are recognized on the Condensed Consolidated Balance Sheets.
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
See Note 8 for further information.
Noncontrolling Interest
Following the Business Combination, holders of Class A common stock own a direct controlling interest in the results of the Company, while Holdings own an economic interest in the Company, which is presented as noncontrolling interest (“NCI”). NCI is classified as permanent equity within the Condensed Consolidated Balance Sheets. Income or loss is attributed to NCI based on their contractual distribution rights and the relative percentages of equity interests held during the period. The Company’s equity attributable to NCI and the Class A common stockholders are rebalanced to reflect changes in ownership, as applicable.
Recent Accounting Standards
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires public entities, on an annual basis, to provide: a tabular rate reconciliation (using both percentages and reporting currency amounts) of (1) the reported income tax expense (or benefit) from continuing operations, to (2) the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal (national) income tax rate of the jurisdiction (country) of domicile using specific categories, and separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold. For each annual period presented, ASU 2023-09 also requires all reporting entities to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign. It also requires additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). ASU 2023-09 is effective for public entities for fiscal years beginning after December 15, 2024. ASU 2023-09 is to be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2023-09 will have on the unaudited condensed consolidated financial statements.
In March 2024, the SEC issued Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors”, which will mandate detailed disclosure of certain climate-related information, including, among other items, material climate-related risks and related governance, strategy and risk management processes, certain financial statement disclosures, and Scopes 1 and 2 greenhouse gas emissions, if material, for certain public companies. In April 2024, the SEC issued an administrative stay of the implementation of Release No. 33-11275, pending judicial review. Prior to the stay, the required disclosures were subject to a phased compliance timeline, with initial disclosures for non-accelerated filers and smaller reporting companies commencing with the fiscal year beginning January 1, 2027. In addition, in February 2025, the SEC ended its legal defense of Release No. 33-11275 and it is unclear when Release No. 33-11275 will become effective, if ever. Furthermore, in June 2025, the SEC issued a notice that it was withdrawing several proposed rulemakings, including the SEC’s 2022 proposal titled “Enhanced Disclosures by Certain Investment Advisers and Investment Companies About Environmental, Social, and Governance Investment Practices.” The Company is currently monitoring the status of Release No. 33-11275 and is evaluating the impact that the release would have on the unaudited condensed consolidated financial statements.

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
The Company considers the applicability and impact of all ASUs issued by the FASB. There are no other accounting pronouncements which have been issued but are not yet effective that would have a material impact on the unaudited condensed consolidated financial statements when adopted.
NOTE 3 – RELATIONSHIP WITH COTTONMOUTH AND PERMIAN BASIN PROJECT
Overview
Cottonmouth is the Company’s second largest shareholder. and is a wholly-owned subsidiary of Diamondback, an independent oil and natural gas company headquartered in Midland, Texas, focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. As of September 30, 2025, the Company and Cottonmouth are advancing development activities related to the Permian Basin Project, including the FEED study (each as defined below). See Notes 1, 4 and 6 for further information.
Initial Investment
In connection with the Closing of the Business Combination, the Company issued and sold to Cottonmouth 2,000,000 shares of its Class A common stock in a private placement for an aggregate purchase price of $20,000 and entered into an equity participation right agreement, dated as of February 13, 2023 (“Existing Equity Participation Right Agreement”), by and among the Company and Cottonmouth, pursuant to which Verde granted Cottonmouth the right to participate and jointly develop natural gas-to-gasoline plants in the Permian Basin utilizing Verde’s STG+® technology and associated natural gas from Diamondback’s operations.
Permian Basin Project
In February 2024, Verde and Cottonmouth entered into a JDA, which provides a pathway forward for the proposed development, construction, and operation of a natural gas-to-gasoline plant in the Permian Basin utilizing Verde’s STG+® technology and associated natural gas from Diamondback’s operations (the “Permian Basin Project”). The JDA frames the contracts contemplated to be entered into between the parties and outlines the conditions precedent for the parties to enter into definitive documents and achieve final investment decision (“FID”) to proceed with the Permian Basin Project. The JDA conditions precedent include finalizing applicable project contracts, obtaining necessary permits, obtaining project financing on terms satisfactory to each party, and receiving FID by each party.
In June 2024, the Company entered into a contract with Chemex Global, LLC (“Chemex”), a Shaw Group company (“Shaw Group”), for a front-end engineering and design (“FEED”) study related to the Permian Basin Project. In connection with entering into the JDA and the commencement of the FEED study, the Company began to incur development costs with respect to the project. Under the terms of the JDA, 65% of the approved development costs incurred by the Company (which include costs associated with the FEED study) are reimbursed by Cottonmouth. See Notes 4 and 6 for further information.
Second Investment
In December 2024, the Company entered into a Class A common stock purchase agreement (the “Purchase Agreement”) with Cottonmouth pursuant to which the Company agreed to issue and sell to Cottonmouth in a private placement an aggregate of 12,500,000 shares of its Class A common stock, par value $0.0001, at a price of $4.00 per share for an aggregate purchase price of $50,000 (the “PIPE Investment”). Closing of the PIPE Investment occurred on January 29, 2025.
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
NOTE 4 – PROPERTY, PLANT AND EQUIPMENT
The Company's major classes of property, plant and equipment are as follows:

(in thousands)	As of
	September 30, 2025	December 31, 2024
Construction in progress, net	$3,316	$1,029
Computers, office equipment and hardware	42	34
Furniture and fixtures	47	47
Machinery and equipment	44	44
Property, plant and equipment	3,449	1,154
Less: accumulated depreciation	67	58
Property, plant and equipment, net	$3,382	$1,096
As of September 30, 2025, the Company’s construction in progress assets were comprised of $9,293 of capitalized development costs (which include costs associated with the FEED study) related to the Permian Basin Project, net of $5,977 of costs reimbursable by Cottonmouth in accordance with the JDA. See Notes 3 and 6 for further information.

NOTE 5 - ACCRUED LIABILITIES
The Company’s accrued liabilities are as follows:

(in thousands)	As of
	September 30, 2025	December 31, 2024
Accrued compensation	$468	$331
Accrued construction in progress	4	-
Accrued legal fees	47	468
Accrued professional fees	-	68
Accrued excise tax liability	-	978
Accrued income taxes	91	-
Other accrued expenses	33	62
Total accrued liabilities	$643	$1,907
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
As of December 31, 2024, the Company had recorded an accrual for an excise tax liability of $978. During the nine months ended September 30, 2025, the accrued excise tax liability was paid in full.
NOTE 6 – RELATED PARTY TRANSACTIONS
Holdings
The Company has a related party relationship with Holdings whereby Holdings holds a majority ownership in the Company via voting shares and has control of its Board of Directors. Further, Holdings possesses 3,500,000 earn out shares. The Holdings equity compensation instruments consist of 1,000 authorized and issuable Series A Incentive Units (the “Series A Incentive Units”) and 1,000 authorized and issuable Founder Incentive Units (the “Founder Incentive Units”). Certain of the Company’s management hold Series A Incentive Units and Founder Incentive Units that entitle them to participate in the earnings of and distributions by Holdings after a specified return to the Series A Preferred Unit holders. See Notes 1, 8 and 10 for further information.
Cottonmouth
The Company has a related party relationship with Cottonmouth due to its ownership interest in the Company’s Class A common stock. See Notes 1 and 3 for further information.
Chemex
In June 2024, the Company entered into a contract with Chemex, a Shaw Group company, for a FEED study related to the Permian Basin Project. Also in June 2024, the parent organization of Holdings, through a separate subsidiary, made an unrelated preferred equity investment in the Shaw Group and, in connection with the investment, Jonathan Siegler, a Company director, was appointed as a director of the Shaw Group. The Company’s construction in progress assets are comprised of capitalized development costs related to the Permian Basin Project, net of amounts reimbursable by Cottonmouth in accordance with the JDA. As of September 30, 2025, the Company’s construction in progress assets were primarily related to costs associated with the FEED study. See Notes 3 and 4 for further information.
Five Star Clean Fuels
A subsidiary of the Company is a party to a letter agreement with Five Star Clean Fuels LLC, formerly known as Arb Clean Fuels Management LLC (“FSCF”). The letter agreement purports to grant FSCF certain non-exclusive rights to utilize the STG+® technology and reflects an intent to enter into mutually acceptable to be negotiated agreements related to a potential site in Odessa, Texas. As of September 30, 2025, there have been no material developments with respect to this arrangement, nor has the Company received any consideration from FSCF or incurred any material expense in connection therewith. Martijn Dekker, a Company director, is an officer and director of FSCF and his affiliate has an ownership interest in FSCF.
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

The Company’s operating leases are as follows:

(in thousands)	Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2025	2024	2025	2024
Operating lease cost	General and administrative expense	$94	$86	$283	$250
Variable lease cost	General and administrative expense	48	48	141	122
Total operating lease cost		$142	$134	$424	$372

Supplemental information related to the Company’s operating lease arrangements are as follows:

(in thousands)	Nine Months Ended September 30,
Operating lease – supplemental information	2025	2024
ROU assets obtained in exchange for operating lease	$309	$353
Remaining lease term – operating leases	0.8 years	1.4 years
Discount rate – operating leases	7.50%	7.50%
Commitments
As of September 30, 2025 and December 31, 2024, the Company had restricted cash of $100. The Company's restricted cash is maintained in support of a letter of credit.
Contingencies
As of September 30, 2025 and December 31, 2024, the Company was not party to any litigation and has not recorded any contingent liabilities.
NOTE 8 – STOCKHOLDERS’ EQUITY
Earn Out Consideration
Earn out shares potentially issuable as part of the Business Combination are recorded within stockholders’ equity as the instruments are deemed to be indexed to the Company’s common stock and meet the equity classification criteria under ASC 815. Earn out shares contain market conditions for vesting and were awarded to eligible stockholders, as described further below, and not to current employees.
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

Notwithstanding the foregoing, the shares of Earn Out Equity will vest in the event of a sale of the Company at a price that is equal to or greater than the applicable trigger price payable to the buyer of the Company. The Earn Out Equity was issued in connection with the Business Combination on February 15, 2023. Holdings earn out shares are neither issued nor outstanding as of September 30, 2025 as the performance requirements for vesting were not achieved. All Sponsor Shares granted in connection with the Business Combination were issued and outstanding as of September 30, 2025 and December 31, 2024.
Sponsor Shares subject to forfeiture pursuant to the above terms that do not vest in accordance with such terms shall be forfeited.
Share-based Compensation
The Company records compensation expense related to share-based compensation arrangements within general and administrative expenses. The total compensation expense incurred related to the Company’s equity-based compensation plans was $632 and $1,543 for the three and nine months ended September 30, 2025, respectively, and was $401 and $912 for the three and nine months ended September 30, 2024, respectively.
No related income tax benefits were recognized during the three and nine months ended September 30, 2025 and 2024.
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
The fair value of stock options granted during 2025 was $1.43 per option for options granted to both employees and officers and to non-employee directors. The fair value of stock options granted in 2025 was determined using the following assumptions as of the grant date:

Risk-free interest rate	4.5%
Expected term	3.5 years
Volatility	40%
Dividend yield	zero
Discount for lack of marketability	zero

During the nine months ended September 30, 2025, the Company had changes in stock options as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2024	3,387,638	$7.82	5.7
Granted	2,726,306	$4.76	7.0
Exercised	-	-	-
Forfeited / expired	(192,288)	$5.99	-
Outstanding as of September 30, 2025	5,921,656	$6.47	5.9
Unvested as of September 30, 2025	4,483,397	$5.93	6.1
Exercisable as of September 30, 2025	820,253	$5.99	5.7

As of September 30, 2025, there were 4,927,397 options granted to employees and officers outstanding, of which 3,929,700 were unvested, and 994,259 options granted to non-employee directors outstanding, of which 553,697 were unvested. See Note 2 for further information.
RSUs
In April 2023, the Company granted 141,656 RSUs to non-employee directors. In April 2024, all of the previously granted RSUs vested. In May 2024, the Company settled 120,824 of the vested RSUs through issuance of 120,824 shares of Class A common stock. As of September 30, 2025, the Company has not yet settled 20,832 of the vested RSUs, as the awardee elected to defer receipt. The Company includes the vested and deferred RSUs within weighted-average shares outstanding for the computation of basic and diluted loss per share. See Notes 2 and 10 for further information.
Incentive Units
Prior to Closing, certain subsidiaries of the Company, including Intermediate, were wholly owned subsidiaries of Holdings. Holdings, which was outside of the Business Combination perimeter, had entered into several compensation-related arrangements with certain of Intermediate’s management and employees. Compensation costs associated with those arrangements were allocated by Holdings to Intermediate as the employees were rendering services to Intermediate. However, the ultimate contractual obligation related to these awards, including any future settlement, rested and continues to rest with Holdings.
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
On August 7, 2020, Holdings issued 800 Series A Incentive Units and 1,000 Founder Incentive Units to certain of Intermediate’s management and employees in compensation for their services. In August 2022, certain amendments were made to the Series A Incentive Units and Founder Incentive Units whereby such units would become fully vested upon completion of the Business Combination.
In connection with the Closing of the Business Combination, all of the outstanding and unvested Series A Incentive Units and Founder Incentive Units became fully vested. For the year ended December 31, 2023, the Company accelerated the remaining share-based payment expense for the Series A Incentive Units and recorded such expense in general and administrative expenses. For the years ended December 31, 2024 and 2023, the Company did not record additional share-based compensation expense for the Founder Incentive Units as certain conditions had not been met. The Company continues to evaluate the conditions related to the Founder Incentive Units. As of September 30, 2025, such conditions continue to not have been met.
See Note 6 for further information.
NOTE 9 – WARRANTS
There were 15,383,263 warrants outstanding as of September 30, 2025 (the “Warrants”). Each Warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below. However, no Warrants will be exercisable for cash unless there is an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to such shares of Class A common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants is not effective within a specified period following the consummation of the Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the Warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The

“fair market value” for this purpose will mean the average reported last sale price of the shares of Class A common stock for the five trading days ending on the trading day prior to the date of exercise. The Warrants will expire on February 15, 2028, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
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
No Warrants were exercised during the three and nine months ended September 30, 2025 and 2024.
NOTE 10 – LOSS PER SHARE
Loss per share
The following table sets forth the computation of net loss used to compute basic net loss per share of Class A common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Net loss attributable to Verde Clean Fuels, Inc.	$(1,155)	$(778)	$(3,662)	$(2,454)
Basic weighted-average shares outstanding	18,836,078	6,336,078	17,508,239	6,269,230
Dilutive effect of share-based awards	-	-	-	-
Diluted weighted-average shares outstanding	18,836,078	6,336,078	17,508,239	6,269,230
Basic loss per share	$(0.06)	$(0.12)	$(0.21)	$(0.39)
Diluted loss per share	$(0.06)	$(0.12)	$(0.21)	$(0.39)
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
As of September 30, 2025, the Company has not yet settled 20,832 of the vested RSUs, as the awardee elected to defer receipt. The Company includes the vested and deferred RSUs within weighted-average shares outstanding for the computation of basic and diluted loss per share. See Notes 8 and 10 for further information.
The following amounts were not included in the calculation of net loss per diluted share for the periods presented because their effects were anti-dilutive:

	As of September 30,
	2025	2024
Warrants	15,383,263	15,383,263
Sponsor earn out shares (1)	3,234,375	3,234,375
Stock options	5,921,656	3,076,653
Total anti-dilutive instruments	24,539,294	21,694,291

(1)Excludes 3,500,000 Class C earn out shares convertible into shares of Class A common stock. Shares of Class C common stock are not participating securities; thus, the application of the two-class method is not required. See Note 6 for further information.
Noncontrolling Interests
As of December 31, 2024, the ownership interests of the Class A common stockholders and the NCI were 29.80% and 70.20%, respectively. As of September 30, 2025, the ownership interests of the Class A common stockholders and the NCI were 49.49% and 50.51%, respectively. The change in ownership interests was due to the issuance of Class A common stock to Cottonmouth during the nine months ended September 30, 2025. See Note 3 for further information.
NOTE 11 – INCOME TAX
As of September 30, 2025, the Company holds 49.49% of the economic interest in OpCo, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, OpCo generally is not subject to U.S. federal income tax under current U.S. tax laws. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of OpCo.
The Company’s effective tax rate was (4.7)% and (1.7)% for the three and nine months ended September 30, 2025, respectively, and was 0.0% and 0.2% for the three and nine months ended September 30, 2024, respectively. The effective income tax rates for each period differed significantly from the statutory rate primarily due to the losses allocated to NCI and the recognition of a valuation allowance as a result of the Company’s tax structure.
The Company has assessed the realizability of its net deferred tax assets and that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of September 30, 2025, the Company has maintained a full valuation allowance against its deferred tax assets, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of the allowance.
The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. Federal, state and local income tax returns that may be subject to audit in future periods. No U.S. Federal, state and local income tax returns are currently under examination by the respective taxing authorities.
On July 4, 2025, the “One Big, Beautiful Bill Act” (“OBBBA”) was signed into federal law. The OBBBA included multiple provisions applicable to U.S. income tax for businesses, including bonus depreciation for qualified tangible property, immediate expensing of research expenditures, and updates to the calculation of disallowed interest. For the three and nine months ended September 30, 2025, the Company recognized the provisions of the OBBBA, which did not have a material impact on the unaudited condensed consolidated financial statements. The Company is continuing to evaluate the potential benefits of the provisions of the OBBBA to its projects, including the Permian Basin Project.
Tax Receivable Agreement
On the Closing Date, in connection with the consummation of the Business Combination and as contemplated by the Business Combination Agreement, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Holdings (together with its permitted transferees, the “TRA Holders,” and each a “TRA Holder”) and the Agent (as defined in the Tax Receivable Agreement). Pursuant to the Tax Receivable Agreement, the Company is required to pay each TRA Holder 85% of the amount of net cash savings, if any, in U.S. federal, state and local income and franchise tax that the Company actually realizes (computed using certain simplifying assumptions) or is deemed to realize in certain circumstances in periods after the Closing Date as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Class C OpCo Units pursuant to the exercise of the OpCo Exchange Right, a Mandatory Exchange or the Call Right (each as defined in the Amended and Restated LLC Agreement of OpCo) and (ii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the Tax Receivable Agreement. The Company will retain the benefit of the remaining 15% of these net cash savings. The Tax Receivable Agreement contains a payment cap of $50,000, which applies only to certain payments required to be made in connection with the occurrence of a change of control. The payment cap would not be reduced or offset by any amounts previously paid under the Tax Receivable Agreement or any amounts that are required to be paid (but have not yet been paid) for the year in which the change of control occurs or any prior years.
As of September 30, 2025 and December 31, 2024, the Company did not record a tax receivable balance.

NOTE 12 - SEGMENT INFORMATION
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by its Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its CEO. The Company has determined that it operates in one operating segment, as the CODM reviews financial information presented on a combined basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company’s segment reporting is consistent with its internal reporting to its CODM.
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

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Outside services	$822	$1,090	$3,111	$4,033
Employee compensation-related	738	636	2,481	1,841
Insurance	258	338	807	1,056
Share-based compensation	632	401	1,543	912
Rent, property and office	305	231	998	662
Other segment items (1)	125	89	361	318
Total operating loss	$2,880	$2,785	$9,301	$8,822
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “our,” “us,” “Verde,” “Verde Clean Fuels” or the “Company” refer to Verde Clean Fuels, Inc. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. The amounts contained herein are presented in thousands, except share and per share amounts. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special note regarding forward-looking statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact, included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s expectations and any future financial performance, as well as the Company’s strategy, future operations, financial position, prospects, plans and objectives of management are forward-looking statements. The words “could,” “should,” “would,” “will,” “aim,” “may,” “focus,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “advance,” “project,” “plan,” “potential,” “goal,” “strategy,” “proposed,” “positions,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the control of the Company, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Important factors, among others, that may affect actual results or outcomes include:
•the financial and business performance of the Company;
•the ability to maintain the listing of the Class A common stock and the Verde Clean Fuels Warrants on Nasdaq (each as defined below), and the potential liquidity and trading of such securities;
•the failure to realize the anticipated benefits of the de-SPAC business transaction that the Company consummated in February 2023 (the “Business Combination”), which may be affected by, among other things, competition;
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
•significant developments in macroeconomic and political conditions beyond the Company’s control, including disruptions in the supply chain, increased costs due to inflation, the imposition of tariffs or other economic measures or trade disputes, and any U.S. government shutdowns;
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
Overview
We are a clean fuels company focused on the deployment of our innovative and proprietary liquid fuels processing technology through development of commercial production plants. Verde’s synthesis gas (“syngas”)-to-gasoline plus (STG+®) process converts syngas, derived from diverse feedstocks, into fully finished liquid fuels that require no additional refining. Verde is currently focused on opportunities to convert associated natural gas into gasoline, which is expected to provide a market for such natural gas with the added potential benefits of flare mitigation and production of gasoline with a lower carbon intensity than conventional gasoline.
As of September 30, 2025, the Company is still in the process of developing its first commercial production facility and has not derived revenue from its principal business activities. The Company is managed as an integrated business and there is only one reportable segment.
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
Recent Developments
PIPE Investment
On December 18, 2024, the Company entered into common stock purchase agreement (the “Purchase Agreement”) with Cottonmouth Ventures, LLC (“Cottonmouth”), a subsidiary of Diamondback Energy, LLC (“Diamondback”), pursuant to which the Company agreed to issue and sell an aggregate of 12,500,000 shares of its Class A common stock, par value $0.0001 (“Class A common stock”) to Cottonmouth at a price of $4.00 per share for an aggregate purchase price of $50 million (the “PIPE Investment”) in a private placement. The Company consummated the transactions contemplated by the Purchase Agreement on January 29, 2025.
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
Restated Charter
On December 18, 2024, the holder of a majority of the issued and outstanding shares of Class A common stock and Class C common stock, par value $0.0001 (“Class C common stock”) adopted resolutions by written consent, in lieu of a meeting of stockholders to, among other things, amend and restate, immediately prior to and contingent upon the consummation of the closing of the PIPE Investment, our fourth amended and restated certificate of incorporation (the “Restated Charter”) to (A) increase the amount of authorized shares of Class C common stock from 25,000,000 to 26,000,000 and (B) increase the size of our Board of Directors (the “Board”) from seven to eight and to provide Cottonmouth with certain director designation and board observer rights. The Restated Charter was approved and recommended by the Board prior to the stockholder action by written consent. Immediately prior to closing of the PIPE Investment, on January 29, 2025, the Company filed the Restated Charter with the Delaware Secretary of State.
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
Concurrent with the Business Combination, Diamondback, through its wholly-owned subsidiary, Cottonmouth, made a $20 million equity investment in Verde and entered into the Existing Equity Participation Right Agreement pursuant to which Verde must grant Cottonmouth the right to participate and jointly develop natural gas-to-gasoline plants in the Permian Basin utilizing Verde’s STG+® technology and associated natural gas from Diamondback’s operations. Diamondback is an independent oil and natural gas company headquartered in Midland, Texas, focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. The production of gasoline from associated natural gas from Diamondback’s operations in the Permian Basin is designed to allow Diamondback to mitigate the flaring of natural gas while also producing a high-margin product from natural gas streams that are subject to being economically disadvantaged.
In February 2024, Verde and Cottonmouth entered into a joint development agreement (“JDA”), which provides a pathway forward for the proposed development, construction, and operation of a natural gas-to-gasoline plant in the Permian Basin utilizing Verde’s STG+® technology and associated natural gas from Diamondback’s operations (the “Permian Basin Project”). The JDA frames the contracts contemplated to be entered into between the parties and outlines the conditions precedent for the parties to enter into definitive documents and achieve final investment decision (“FID”) to proceed with the Permian Basin Project. The JDA conditions precedent include finalizing applicable project contracts, obtaining necessary permits, obtaining project financing on terms satisfactory to each party, and receiving FID by each party.
In June 2024, we entered into a contract with Chemex Global, LLC (“Chemex”), a Shaw Group company (“Shaw Group”), for a front-end engineering and design (“FEED”) study related to the Permian Basin Project. In connection with entering into the JDA and the commencement of the FEED study, we began to incur development costs with respect to the project. Under the terms of the JDA, 65% of the approved development costs that we incur (which include costs associated with the FEED costs) are reimbursed by Cottonmouth.
In January 2025, we identified a new site for the Permian Basin Project with improved access to key utilities. To date, we have continued to advance development activities related to the Permian Basin Project, including the FEED study, which is a key requirement to achieving FID. Upon satisfaction of the JDA conditions precedent and achieving FID for the Permian Basin Project, it is anticipated that engineering, procurement, and construction work would then commence.
As of September 30, 2025, our construction in progress assets are comprised of capitalized development costs (which include costs associated with the FEED study) related to the Permian Basin Project of $9,293, net of amounts reimbursable by Cottonmouth of $5,977.
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
Results of Operations
Comparison of the three months ended September 30, 2025 and 2024

	Three Months Ended September 30,
(in thousands)	2025	2024
General and administrative expenses	$2,752	$2,694
Research and development expenses	128	91
Total operating loss	2,880	2,785

Other (income)	(650)	(291)
Loss before income taxes	(2,230)	(2,494)
Income tax expense (benefit)	104	—
Net loss	$(2,334)	$(2,494)
General and Administrative
General and administrative expenses increased by $58, or 2%, for the three months ended September 30, 2025 as compared to the same period in 2024. The increase was primarily due to additional stock options granted during 2025 and additional employee headcount, which was largely offset by lower outside services and insurance expenses.
Of our general and administrative expenses for the three months ended September 30, 2025 and 2024, $134 and $1, respectively, were business development costs. The increase was primarily due to increased activities related to the identification and evaluation of potential opportunities to deploy our technology.
Research and Development
Research and development expenses increased by $37, or 40%, for the three months ended September 30, 2025 as compared to the same period in 2024. The increase was primarily due to higher engineering software costs.
Other Income
Other income increased by $359, or 123%, for the three months ended September 30, 2025 as compared to the same period in 2024. The increase was primarily due to higher interest and dividend income earned on our cash and cash equivalents resulting from the net proceeds received from the closing of the PIPE Investment in January 2025.

Comparison of the nine months ended September 30, 2025 and 2024

	Nine Months Ended September 30,
(in thousands)	2025	2024
General and administrative expenses	$8,844	$8,472
Research and development expenses	457	350
Total operating loss	9,301	8,822

Other (income)	(1,846)	(954)
Loss before income taxes	(7,455)	(7,868)
Income tax expense (benefit)	129	(14)
Net loss	$(7,584)	$(7,854)

General and Administrative
General and administrative expenses increased by $372, or 4%, for the nine months ended September 30, 2025 as compared to the same period in 2024. The increase was primarily due to additional employee headcount and additional stock options granted during 2025, which was partially offset by lower outside services and insurance expenses.
Of our general and administrative expenses for the nine months ended September 30, 2025 and 2024, $207 and $308, respectively, were business development costs. The decrease was primarily due to development costs associated with the Permian Basin Project incurred in the comparative period prior to our entry into the JDA, partially offset by increased activities related to the identification and evaluation of potential opportunities to deploy our technology.
Research and Development
Research and development expenses increased by $107, or 30%, for the nine months ended September 30, 2025 as compared to the same period in 2024. The increase was primarily due to higher engineering software costs, which was partially offset by classification of a portion of the engineers’ and consultants’ time associated with the Permian Basin Project to construction in progress in 2025.
Other Income
Other income increased by $892, or 94%, for the nine months ended September 30, 2025 as compared to the same period in 2024. The increase was primarily due to higher interest and dividend income earned on our cash and cash equivalents resulting from the net proceeds received from the closing of the PIPE Investment in January 2025.
Liquidity and Capital Resources
As of September 30, 2025, we are still in the process of developing our first commercial production plant and have not derived revenue from our principal business activities. We do not expect to generate any meaningful revenue unless and until we are able to commercialize our first production plant. Since inception, we have incurred operating losses and generated negative operating cash flows that were primarily attributable to our ongoing general and administrative expenses and development activities.
We measure liquidity in terms of our ability to fund the cash requirements of our development activities and our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve general and administrative expenses and activities related to the ongoing development of our first commercial production plant.
As of September 30, 2025, we had cash and cash equivalents of $59,440.
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
Accordingly, we will likely be required to raise additional funds through the issuance of equity, equity-related or debt securities, through obtaining credit from government or financial institutions or by engaging in joint ventures or other alternative forms of financing. We cannot be certain that additional funds will be available on favorable terms when required, or at all. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects could be materially and adversely affected. Our ability to raise funds through equity offerings may be limited by the significant number of shares that may be publicly sold as well as by the amount of publicly traded Class A common stock as well as outstanding publicly traded warrants (“Warrants”), stock options, restricted stock units (“RSUs”) or earn out equity. As the exercise price of our Warrants is $11.50 per share of Class A common stock, we do not expect that Warrants will be exercised in the foreseeable future. In addition, to the extent we raise funds through the sale of additional equity securities, our stockholders would experience additional dilution. If we raise funds through the issuance of debt securities or through loan arrangements, the terms of such debt securities or loan arrangements could require significant interest payments, contain covenants that restrict our business, or contain other unfavorable terms. The current high interest rate environment adds additional risk and expense to the issuance of debt securities or loan arrangements to fund capital investment.
Summary Statement of Cash Flows for the Nine Months Ended September 30, 2025 and 2024
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(7,563)	$(6,655)
Net cash used in investing activities	(1,487)	(451)
Net cash provided by financing activities	49,446	-
Net change in cash, cash equivalents and restricted cash	$40,396	$(7,106)
Cash Flows Used in Operating Activities
Net cash used in operating activities increased by $908 during the nine months ended September 30, 2025 as compared to the same period in 2024. The increase was primarily due to higher working capital requirements largely resulting from cash paid for excise tax, which was partially offset by higher interest and dividend income earned on our cash and cash equivalents resulting from the net proceeds received from the closing of the PIPE Investment in January 2025.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased by $1,036 during the nine months ended September 30, 2025 as compared to the same period in 2024. The increase was primarily attributable to higher development costs related to the Permian Basin Project, net of amounts reimbursable by Cottonmouth in accordance with the JDA. See Note 4 in the accompanying unaudited condensed consolidated financial statements for further information.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities increased by $49,446 for the nine months ended September 30, 2025 as compared to the same period in 2024. The increase was due to the net proceeds received from the closing of the PIPE Investment in January 2025.

Commitments and Contractual Obligations
The Company had a restricted cash balance of $100 as of both September 30, 2025 and December 31, 2024. The restricted cash balance is maintained in support of a letter of credit.
Off-Balance Sheet Arrangements
As of September 30, 2025, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on that evaluation, as of September 30, 2025, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
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

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are currently not a party, nor is our property subject, to any material pending legal proceedings. From time to time, we may be subject to various claims, lawsuits and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. As of September 30, 2025, we did not recognize any provisions for legal proceedings.
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

November 14, 2025	VERDE CLEAN FUELS, INC.

	By:	/s/ Ernest Miller
		Name:	Ernest Miller
		Title:	Chief Executive Office
(Principal Executive Officer)

November 14, 2025

	By:	/s/ George Burdette
		Name:	George Burdette
		Title:	Chief Financial Officer
(Principal Financial Officer)