Form 10-K
period 2025-12-31
Verde Clean Fuels, Inc.
filed 2026-03-27
CIK 1841425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____
Commission File Number: 001-40743
Verde Clean Fuels, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-1863331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

711 Louisiana St., Suite 2160 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (908) 281-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	VGAS	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	VGASW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock outstanding held by non-affiliates of the registrant was approximately $22.8 million (based on the closing sales price of the Class A common stock on June 30, 2025 of $3.44 per share as reported on the Nasdaq Capital Market).
As of March 27, 2026, there were 22,049,621 shares of Class A common stock and 22,500,000 shares of Class C common stock of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the Registrant’s fiscal year ended December 31, 2025, are incorporated by reference in Part III of this Annual Report on Form 10-K (this “Report” and "Annual Report").

Verde Clean Fuels, Inc.
FORM 10-K
For the Fiscal Year Ended December 31, 2025

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
•the future development status of the Company's Permian Basin Project (as defined below), which was suspended in February 2026;
•the Company’s ability to implement and execute its current strategy to pursue capital-lite opportunities, such as the deployment of our STG+® technology through licensing arrangements;

•the Company’s ability to develop and operate any potential project if and to the extent the Company determines in the future to pursue that strategy;

•the Company’s ability to obtain any required financing to advance any potential project;
•the reduction or elimination of government economic incentives to the renewable energy market;
•changing market conditions driven by increasing demand for natural gas in the Permian Basin and potentially in other regions, which could result in higher value markets for such natural gas;

•delays or lack of success in licensing its technology, as well as any acquisition, financing, construction and development of any project that may be developed;

•the length of development cycles for potential projects, including the design and construction processes for a project;
•the Company’s ability to license its STG+® technology and/or identify suitable locations for new or anticipated projects;

•the Company’s or third-party licensee’s dependence on suppliers;

•changes in local, state, and federal laws, regulations or policies that may affect our business or our industry (such as the effects of tax law changes, and changes in, or rollback of, environmental, health, and safety regulation and regulations addressing climate change, and trade policy);
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
•significant developments in macroeconomic and political conditions beyond the Company’s control, including disruptions in the supply chain, product supply and price volatility due to current hostilities in the Middle East and the government change in Venezuela, increased costs due to inflation, the imposition of tariffs or trade disputes;
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
Risks Related to Our Business, Operations and Industry
•Our commercial success depends on our ability to license our STG+® technology and/or to develop and operate plants for the commercial production of gasoline if and to the extent the Company determines to pursue development and operation of commercial production plants;
•While we are focused on optimizing our costs, deploying our technology through capital-lite opportunities and evaluating strategic alternatives that may be available, there is no assurance that we will be successful in this endeavor;
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
•If we determine to construct new commercial production plants, we likely would face a long and variable design, fabrication, and construction development cycle that requires significant resource commitments and may create fluctuations in whether and when any revenue is recognized, and may have an adverse effect on our business;
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
•Our proposed projects may not be completed or, if completed, may not perform as expected and our project development activities may consume a significant portion of our management’s focus, and if not successful, reduce any anticipated profitability;
•Fluctuations in the price and availability of energy to power our facilities may harm our performance;
v

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
•Even if we are successful in completing a commercial production plant and consistently producing renewable gasoline on a commercial scale, we may not be successful in commencing and expanding commercial operations to support the growth of our business;
•Our actual costs may be greater than expected in developing our commercial production plants if we pursue that strategy, causing us to realize significantly lower profits, if any, or greater losses; and
•Our industry and our technologies are rapidly evolving and may be subject to unforeseen changes and developments in alternative technologies may adversely affect the demand for renewable gasoline, and if we fail to make the right investment decisions in our technologies and products, we may be at a competitive disadvantage.
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
•Increased geopolitical uncertainty, including as a result of evolving domestic and foreign tariff policies, may adversely affect us by increasing the costs of our business; and
•From time to time, we may be involved in litigation (including the current claim as discussed in Item 3. Legal Proceedings), regulatory actions or government investigations and inquiries, which could have an adverse impact on our financial results and consolidated financial position.
Risks Related to Ownership of Our Securities and Our Capital Structure
•We are a “controlled company” within the meaning of Nasdaq Capital Market rules and, as a result, qualify for exemptions from certain corporate governance requirements, and as a result, you do not have the same protections afforded to stockholders of companies that are not exempt from such corporate governance requirements; and
•We will be required to make payments under the Tax Receivable Agreement (as defined below) and the amounts of such payments could be significant.
Risks Related to Information Technology, Intellectual Property and Cybersecurity

•Failure to protect our intellectual property, inability to enforce our intellectual property rights or loss of our intellectual property rights through costly litigation or administrative proceedings, could adversely affect our ability to compete and our business.

PART I
ITEM 1. Business.
Overview
Verde Clean Fuels, Inc. (“we,” “us,” “our,” “Verde,” “Verde Clean Fuels” or the “Company”) owns an innovative and proprietary gas-to-liquids processing technology capable of converting low-value or stranded feedstocks into higher-value clean transportation fuels. Our synthesis gas (“syngas”)-to-gasoline plus (STG+®) process is designed to convert syngas, derived from a variety of feedstocks, including natural gas and biomass, into fully finished liquid fuels that require no additional refining. The STG+® technology is engineered for industrial-scale deployment and intended to be delivered in standardized modular units. The technology has been validated through a fully integrated demonstration plant that has completed over 10,000 hours of operation.
We are a Delaware corporation headquartered in Houston, Texas. Our principal executive offices are located at 711 Louisiana St., Suite 2160, Houston, Texas 77002. We also have an office and demonstration plant in Hillsborough, New Jersey.
Our shares of Class A Common Stock and Public Warrants (each as defined below) are listed on the Nasdaq Capital Market ("Nasdaq") under the symbols “VGAS” and “VGASW,” respectively. Our primary stockholder is Bluescape Clean Fuels Holdings, LLC (“Holdings”). Holdings is an affiliate of Bluescape Energy Partners, an alternative investment firm. Our second largest stockholder is Cottonmouth Ventures, LLC (“Cottonmouth”). Cottonmouth is a wholly-owned subsidiary of Diamondback Energy, Inc. (“Diamondback”), an independent oil and natural gas company.
As of December 31, 2025, we are still in the process of deploying our STG+® technology and have not derived revenue from our principal business activities.
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
Recent Developments
On February 6, 2026, we announced the suspension of development of the Permian Basin Project (as defined below) primarily as a result of changing market conditions driven by increasing demand for natural gas in the Permian Basin.
On February 18, 2026, we announced a revised strategy to deploy our innovative and proprietary liquid fuels processing technology through capital-lite opportunities. The shift in strategy is intended to identify the most effective pathways to commercialize the STG+® technology with a disciplined approach to capital allocation. Related to our revised strategy, we have implemented and intend to continue implementing aggressive cost savings initiatives targeting a 50% reduction in costs in 2026 as compared to 2025. In connection with this initiative, our Board of Directors has created a Restructuring Committee and appointed director Jonathan Siegler as the sole member of that committee. The Restructuring Committee’s mandate includes overseeing all aspects of our revised strategy and evaluation of strategic alternatives while ensuring we remain fully NASDAQ-compliant. In connection with our cost savings initiatives, we are streamlining our Board of Directors. Related thereto, current directors Martijn Dekker and Dail St. Claire will not be standing for re-election at the end of their term.
On March 20, 2026, we announced the appointment of George Burdette as Chief Executive Officer (“CEO”) and engagement of Roth Capital Partners (“Roth”) as financial advisor to assist the Company in evaluating strategic alternatives. These announcements are part of the Company’s continued advancement of its previously announced restructuring and cost reduction initiatives. Mr. Burdette succeeds Ernie Miller who is stepping down from his role as CEO to pursue another opportunity. Mr. Miller will remain with the Company as a senior advisor. Mr. Burdette, who has served as the Company’s Chief Financial Officer (“CFO”) since October 2024, will also continue in that role.

Technology
We acquired our STG+® technology from Primus Green Energy (“Primus”) in 2020, which was originally founded in 2007 and invested over $110 million in developing and demonstrating such technology, including the construction and operation of the demonstration plant. The demonstration plant represents the scalable nature of our operational modular commercial design which has fully integrated reactors and recycle lines and is designed with key variables, like gas velocity and catalyst bed length, at a one-to-one scale with our commercial design. The demonstration plant began operations in 2013, completed over 10,000 hours of operation and is currently maintained in an idle state.
Our STG+® process is designed to convert syngas into fully finished liquid fuels that require no additional refining. Syngas can be produced using conventional processes from a variety of feedstocks, including natural gas and biomass, using established reforming or gasification technologies. Our innovative and proprietary STG+® process compresses and passes syngas through a series of four catalytic reactors in a proprietary sequence operating in a continuous vapor-phase loop to produce fully finished liquid fuels.
The STG+® process utilizes fixed-bed catalytic reactors, minimal rotating equipment, and conventional refinery and gas-plant hardware, contributing to predictable catalyst cycles and steady-state continuous operation. Because the process remains in the vapor phase throughout, it eliminates intermediate condensation, handling, purification, and re-vaporization steps typical of legacy methanol-to-gasoline technologies. The catalysts employed in our process are standard and widely available through established commercial supply chains.
The STG+® process is capable of producing higher-value clean transportation fuels, including reformulated blendstock for oxygenate blending (“RBOB”) gasoline that is free of sulfur and benzene. The gasoline produced is suitable to be considered a “drop-in” substitute for petroleum-derived gasoline and is designed to meet applicable [ASTM] specifications after standard downstream blending. We have developed two different pathways to gasoline production, namely natural gas-to-gasoline and biomass-to-gasoline. In each case, syngas is generated from the feedstock, which is then processed into RBOB gasoline through the STG+® process. Our STG+® process has also been adapted to produce methanol and may be adapted to produce other transportation fuels, which could include sustainable aviation fuel or renewable diesel.
Competition
Commercial production plants that utilize the STG+® technology face competition, including companies in the incumbent petroleum-based industry, as well as those in the emerging renewable fuels industry and others selling carbon credits as a commodity
In the gas-to-liquids (“GTL”) and methanol-to-gasoline (“MTG”) technology markets, we primarily compete with established Fischer-Tropsch (“FT”) technologies and other MTG-based processes. Conventional FT technologies typically convert syngas into a broad distribution of hydrocarbons, including significant heavy wax fractions that require substantial downstream upgrading and refining infrastructure. In the MTG-to-gasoline market specifically, there are only two other companies of which we are aware that have proprietary technologies designed to convert syngas or methanol into gasoline: ExxonMobil Corporation (“Exxon”) and Topsoe A/S (“Topsoe”). We expect that other market participants and/or emerging technologies may also present competition to us in the future.
Key differentiators of our STG+® technology relative to conventional FT and certain MTG technologies are as follows:

Continuous Vapor-Phase Design. Our STG+® process operates in a continuous vapor-phase loop through a sequence of fixed-bed catalytic reactors. We believe our continuous vapor-phase design may reduce intermediate processing steps and simplify plant configuration relative to certain legacy MTG technologies that require condensation and re-vaporization steps. In addition, we believe our process may reduce equipment count and simplify plant configuration.

Fully Finished Liquid Fuels. Our STG+® process is designed to selectively produce fully finished liquid fuels that require no additional refining. This is distinctly different than conventional FT technologies, which typically produce a broad range of hydrocarbons, including heavy wax fractions that require substantial downstream upgrading and refining infrastructure.

Distributed Scale Application. Commercial production plants that utilize the STG+® technology are expected to be operated on a smaller or "distributed" scale relative to traditional large scale GTL facilities. We believe this distributed scale configuration may provide advantages when deployed near constrained or localized feedstock sources, such as stranded natural gas or biomass-derived feedstocks.
Deployment
The STG+® technology is engineered for industrial-scale deployment and intended to be delivered in standardized modular units.
Key differentiators of our deployment model are as follows:

Standard Equipment. Our STG+® process utilizes standard process equipment, including fixed-bed catalytic reactors, standard refinery and gas-plant hardware, and commercially available catalysts. This approach is intended to support predictable catalyst cycles, steady-state continuous operation, and supply chain flexibility.

Modular Deployment. Our STG+® technology is engineered for delivery in standardized modular units that can be fabricated and assembled offsite prior to installation. This modular approach is intended to reduce construction complexity, improve schedule predictability, and enable scalable capacity expansion through replicable unit blocks.

Key Inputs and Suppliers
Commercial production plants that utilize the STG+® technology are not expected to be dependent on sole source or limited source suppliers for raw materials or chemicals. The STG+® technology relies upon syngas as the primary input. Syngas can be produced using conventional processes from a variety of feedstocks, including natural gas and biomass, using established reforming or gasification technologies. Other key inputs to commercial production plants that utilize the STG+® technology include key utilities such as power and water.

When using natural gas as the feedstock, our process may provide an alternative use for natural gas that is stranded or would otherwise be vented or flared by converting such natural gas to RBOB gasoline. Our technology generates in-basin demand for associated natural gas resulting from oil production, alleviating pipeline and takeaway constraints. This could enable oil and gas companies to transform surplus associated natural gas into a higher-value marketable product while reducing carbon emissions.
When using biomass as the feedstock, our process may provide an alternative to landfill disposal of organic matter such as agricultural byproducts by converting such biomass to renewable gasoline. Our renewable gasoline, when paired with carbon capture and sequestration, represents a significant reduction in lifecycle carbon emissions as compared to the carbon emissions resulting from gasoline derived from petroleum refining. Our renewable gasoline could also benefit from various federal and state carbon credit programs designed to incentivize reductions in lifecycle CI and GHG emissions.
The STG+® process also utilizes standard process equipment and commercially available catalysts, which can be sourced from a variety of suppliers.
Intellectual Property
We own or have rights to use the intellectual property associated with the STG+® technology. We have a portfolio of patents that protect key aspects of our STG+® technology related to our ability to produce commodity-grade gasoline from syngas and the specific fuel composition produced by our proprietary systems.

We hold patents related to such key aspects of our STG+® technology in the U.S. as well as 14 other jurisdictions. We actively manage and maintain our patent portfolio to preserve and extend protection of our intellectual property where appropriate. Patents related to our ability to produce commodity-grade gasoline from syngas are generally valid through 2031 and patents related to the specific fuel composition produced by our proprietary systems are generally valid through 2033.

Strategy
Our current strategy is focused on the deployment of our STG+® technology through capital-lite opportunities. Such opportunities include licensing technology and providing engineering, technical, and operational services to customers to enable them to build, own, and operate commercial production plants that utilize the STG+® technology.
We had previously been focused on the deployment of our STG+® technology through development of capital-intensive commercial production plants. The shift in strategy is intended to identify the most effective pathways to commercialize the STG+® technology with a disciplined approach to capital allocation. Related to our revised strategy, announced on February 18, 2026, we have implemented and intend to continue implementing aggressive cost savings initiatives. Related to the change in strategy, we have eliminated roles related to the development of capital-intensive commercial production plants that are no longer aligned with our current operating plan.
Customers
Potential customers for the liquid fuels produced at commercial production plants that utilize the STG+® technology include fuel refiners, importers, distributors, blenders, retailers, and trading organizations. Such customers may be obligated by clean fuel standards or regulations to purchase physical volumes of renewable fuel.
Potential customers that may develop commercial production plants that utilize the STG+® technology include consumers of the liquid fuels that would be produced as well as energy companies, project developers, and industrial operators.
Commercial production plants that utilize the STG+® technology could also derive value from environmental attributes associated with renewable fuels. For example, certain gasoline produced from renewable feedstock, such as cellulosic biomass, qualifies under the federal renewable fuel standard (“RFS”) for a D3 renewable identification number ("RIN"), a renewable fuel credit based, in part, on GHG intensity. Similarly, we believe that gasoline produced in this fashion may qualify for various state carbon programs including California’s low carbon fuel standard ("LCFS"). The availability and value of environmental attributes are subject to potential changes in regulatory environment and market conditions.
Relationships
Bluescape. Our primary stockholder is Holdings. Holdings is an affiliate of Bluescape Energy Partners, an alternative investment firm.
Diamondback. Our second largest stockholder is Cottonmouth. Cottonmouth is a wholly-owned subsidiary of Diamondback, an independent oil and natural gas company.
Shaw. In June 2024, we entered into a contract with Chemex Global, LLC (“Chemex”), a Shaw Group company (“Shaw”), for a front-end engineering and design (“FEED”) study related to the Permian Basin Project (defined below). The FEED study was completed in December 2025; however, the Permian Basin Project was suspended in February 2026. We believe the FEED study will continue to be useful as we explore other opportunities to deploy the STG+® technology.
Koch Modular. Koch Modular Process Systems, LLC (“Koch Modular”) specializes in the design and manufacturing of modular mass transfer systems for the chemical process industry. Koch Modular was engaged to design standardized modular units for the STG+® technology for the Permian Basin Project. We believe the standardized modular units designed will continue to be useful as we explore other opportunities to deploy the STG+® technology.
Formation, Business Combination and Related Transactions
On February 15, 2023 (the “Closing Date”), we consummated (the "Closing") a business combination (the "Business Combination") pursuant to a business combination agreement, dated as of August 12, 2022 (“Business Combination Agreement”), by and among CENAQ Energy Corp. (“CENAQ”), a Delaware corporation, Verde Clean Fuels OpCo, LLC, a Delaware limited liability company and a wholly owned subsidiary of CENAQ (“OpCo”), Holdings, Bluescape Clean Fuels Intermediate Holdings, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Holdings (“Intermediate”), and CENAQ Sponsor LLC (“Sponsor”). Immediately upon the completion of the Business Combination, CENAQ was renamed as "Verde Clean Fuels, Inc."
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
•An aggregate of $158.8 million was paid from the CENAQ trust account to holders of 15,403,880 shares of Class A Common Stock that exercised their redemption rights (“Redemption Rights”) and the balance of $19,031,516 of proceeds from CENAQ’s trust account related to non-redeeming holders of 1,846,120 shares of Class A Common Stock was released from trust and delivered to Verde Clean Fuels as part of the Business Combination;
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
•Sponsor agreed to subject 3,234,375 shares (the “Sponsor Subject Shares”) of its 3,487,500 shares of Class A Common Stock received upon conversion of its founder shares to forfeiture if a Triggering Event does not occur during the time period between the Closing Date, being February 15, 2023, and the earlier of (i) the five-year anniversary of the Closing Date or (ii) the date a Company Sale is consummated (the “Forfeiture Period”); 50% of the Sponsor Subject Shares will no longer be subject to forfeiture if Triggering Event I occurs during the Forfeiture Period and the balance of 50% of the Sponsor Subject Shares will no longer be subject to forfeiture if Triggering Event II occurs during the Forfeiture Period. If during the Forfeiture Period there is a Company Sale pursuant to which the Company or its holders of Class A Common Stock have the right to receive consideration implying a per share value of Class A Common Stock of greater than or equal to $15.00 or $18.00, respectively, then a Triggering Event will be deemed to have occurred. If neither Triggering Event occurs during the Forfeiture Period, upon the expiration of the Forfeiture Period, the Sponsor Subject Shares will immediately be forfeited to the Company for no consideration and immediately cancelled;
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
On the Closing Date, in connection with the consummation of the Business Combination, Verde Clean Fuels entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Holdings (together with its permitted transferees, the “TRA Holders,” and each a “TRA Holder”). Pursuant to the Tax Receivable Agreement, Verde Clean Fuels is required to pay each TRA Holder 85% of the amount of realized tax benefit, if any, in U.S. federal, state and local income and franchise tax that Verde Clean Fuels actually realizes (computed using certain simplifying assumptions) or is deemed to realize in certain circumstances in periods after the Closing Date as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of Verde Clean Fuels’ acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Class C OpCo Units pursuant to the exercise of the OpCo exchange right, a mandatory exchange or the call right (collectively referred to as “Exchange Right, a Mandatory Exchange or the Call Right”) and (ii) imputed interest deemed to be paid by Verde Clean Fuels as a result of, and additional tax basis arising from, any payments Verde Clean Fuels makes under the Tax Receivable Agreement. Verde Clean Fuels will retain the benefit of the remaining 15% of these net cash savings. The Tax Receivable Agreement contains a payment cap of $50,000,000 (the "Payment Cap"), which applies only to certain payments required to be made in connection with the occurrence of a change of control. The Payment Cap would not be reduced or offset by any amounts previously paid under the Tax Receivable Agreement or any amounts that are required to be paid (but have not yet been paid) for the year in which the change of control occurs or any prior years.
Cottonmouth and Permian Basin Project
Concurrent with the Business Combination, Cottonmouth made a $20 million equity investment in Verde and entered into an equity participation right agreement pursuant to which Verde granted Cottonmouth the right to participate and jointly develop facilities in the Permian Basin utilizing Verde’s STG+® technology for the production of gasoline derived from economically disadvantaged natural gas feedstocks. Cottonmouth is a wholly-owned subsidiary of Diamondback, an independent oil and natural gas company.
In February 2024, Verde and Cottonmouth entered into a joint development agreement (the “JDA”) related to the proposed development, construction, and operation of a natural gas-to-gasoline plant in the Permian Basin utilizing Verde's STG+® technology and associated natural gas from Diamondback's operations (the "Permian Basin Project"). The JDA frames the contracts contemplated to be entered into between the parties and outlines the conditions precedent for the parties to enter into definitive documents and achieve final investment decision (“FID”) to proceed with the Permian Basin Project. The JDA conditions precedent include finalizing applicable project contracts, obtaining necessary permits, obtaining project financing on terms satisfactory to each party, and receiving FID by each party.

In December 2024, we entered into a Class A Common Stock Purchase Agreement with Cottonmouth (the “Purchase Agreement"), pursuant to which we agreed to issue and sell to Cottonmouth in a private placement an aggregate of 12,500,000 shares (the “PIPE Shares”) of our Class A common stock, par value $0.0001 (“Class A Common Stock”), at a price of $4.00 per share for an aggregate purchase price of $50,000,000 (the “PIPE Investment”). Closing of the PIPE Investment occurred on January 29, 2025. Proceeds from the PIPE Investment were intended to further the development and construction of potential natural gas-to-gasoline production plants in the Permian Basin and for other general corporate purposes.
In February 2026, the Company suspended development of the Permian Basin Project primarily as a result of changing market conditions driven by increasing demand for natural gas in the Permian Basin. For the year ended December 31, 2025, the Company recorded an impairment of the full carrying value of its construction in progress assets related to the Permian Basin Project. See Notes 4, 5, 7 and 14 in the accompanying consolidated financial statements for further information.
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
Regulatory Environment
Demand for renewable fuel has grown significantly over the past several years and is expected to continue to grow due in part to federal requirements for cellulosic biofuel volume obligations through programs such as the RFS, which was created under the Energy Policy Act of 2005 (the “Energy Act”), which amended the Clean Air Act (“CAA”) and was expanded through the Energy Independence and Security Act of 2007 (the “EISA”). The EISA requires the use of specific volumes of biofuel in the U.S. and is aimed at (i) increasing energy security by reducing U.S. dependence on foreign oil and establishing domestic green fuel related industries and (ii) improving the environment through the reduction of GHG emissions. Under the RFS program, transportation fuel sold in the U.S. must contain a certain minimum volume of renewable fuel. The U.S. Environmental Protection Agency (the "EPA") administers the RFS program with volume requirements for several categories of renewable fuels, which volume requirements are established through a notice-and-comment rulemaking process intended to occur at least 14 months prior to the year in which the volume will be required. In July 2023 (as corrected in August 2023), the EPA issued its latest final rule that establishes the biofuel volume requirements for 2023 to 2025. Importantly, these most recent volume requirements include a steady growth of biofuels for 2023, 2024 and 2025. In June 2025, the EPA issued a proposed rule, “Renewable Fuel Standard (RFS) Program: Standards for 2026 and 2027, Partial Waiver of 2025 Cellulosic Biofuel Volume Requirement, and Other Changes.” The final rule is currently under interagency review with the Office of Management and Budget (the “OMB”). See “Item 1. Business—Environmental, Social and Governance—Sustainability” for more information. However, as stated above, the RFS program is subject to change, including by modification or repeal by Congressional action or action by the EPA or the EPA administrator and EPA has, in some cases, failed to issue volume requirements sufficiently far in advance, which can contribute to uncertainty for producers of renewable fuels. Similarly, state-level programs like California’s LCFS are also subject to change.
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
•The Inflation Reduction Act of 2022 (the “IR Act”) provides for, among other things, a new clean hydrogen production tax credit, a new credit for sustainable aviation fuel, credits for the production and purchase of electric vehicles, expanding eligibility for and increasing the value of the carbon capture and sequestration credit, extending the biodiesel, renewable diesel and alternative fuels tax credit, funding biofuel refueling infrastructure and providing additional funding for working lands conservation programs for farmers. However, in January 2025, President Trump issued an executive order directing an immediate pause on the disbursement of funds appropriated through the Infrastructure Investment and Jobs Act (the "IIJ Act") and the IR Act. This pause on disbursements is subject to ongoing legal challenges. Further, on July 4, 2025, the One Big Beautiful Bill Act (the "OBBB Act"), through Congressional budget reconciliation was signed into law by President Trump. The OBBB Act made significant changes to the IR Act and rescinded unobligated funds that the IIJ Act has appropriated. The OBBB Act could have several potential impacts on our business that we are continuing to evaluate, including new opportunities to access production tax credits and carbon sequestration credits.
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
In addition to compliance with environmental regulations, we expect that our future operations will be subject to federal RFS program regulations. The EPA administers the RFS program with volume requirements for several categories of renewable fuels, which volume requirements are established through a notice-and-comment rulemaking process intended to occur at least 14 months prior to the year in which the volume will be required. In July 2023 (as corrected in August 2023), EPA issued a final rule that establishes the biofuel volume requirements for 2023 to 2025. As noted above, the final rule for biofuel volume requirements for 2026 and 2027 are currently under interagency review with the OMB. The EPA calculates a blending standard annually based on estimates of gasoline usage from the EIA. Different quotas and blending requirements are determined for cellulosic biofuels, biomass-based diesel, advanced biofuels and total renewable fuel. RINs are used to ensure that the prescribed levels of blending are met. EPA’s RFS regulations establish rules for fuel supplied and administer the RIN system for compliance, trading credits and rules for waivers. We anticipate that our renewable gasoline and other future products will benefit from the RFS program. However, as stated above, the use requirements of the RFS program or state programs could change, which may impact our products and harm our ability to operate profitably. See “Item 1. Business—Environmental, Social and Governance—Sustainability" for more information.
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
We believe our gasoline produced from renewable feedstock, such as biomass, would qualify under the RFS program for a D3 RIN, which could have significant value. Similarly, gasoline produced from our process may qualify for various state carbon programs, including California’s LCFS.
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
The EPA has approved fuel pathways under the RFS program under all four categories of renewable fuel. Advanced pathways already approved include ethanol made from sugarcane, jet fuel made from camelina, cellulosic ethanol made from corn stover, compressed natural gas from municipal wastewater treatment facility digesters and others. We believe our fuel may qualify for Pathway M.
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
For cellulosic standards, an additional flexibility is provided by statute. Cellulosic waiver credits (“CWCs”) have historically been offered at a price determined by a formula in the Energy Act. Obligated Parties had the option of purchasing CWCs plus an advanced RIN in lieu of blending cellulosic biofuel or obtaining a cellulosic RIN. As a result, CWCs, in some cases, set a ceiling for cellulosic RIN prices. However, in the EPA’s July 2023 rule (as corrected in August 2023), EPA interpreted its authority in setting RIN volumes for 2023 through 2025 (which, for the first time were not set forth in statute) so as to preclude it from issuing CWCs in those years, absent a future waiver of EPA-established cellulosic standards. As noted above, the final rule for biofuel volume requirements for 2026 and 2027 are currently under interagency review with the OMB.
In November 2021, the IIJ Act was signed into law that includes $65 billion in funding for power and grid investments. This includes investments in grid reliability and resiliency as well as clean energy technologies such as carbon capture, hydrogen and advanced nuclear, including small modular reactors. Additionally, in December 2021, President Biden signed an executive order mandating all electricity procured by the government be 100% carbon pollution-free by 2030, including at least 50% from around-the-clock dispatchable generation sources. The order also requires that federally owned buildings produce no net emissions by 2045 and that each federal agency achieve 100% zero-emission vehicle acquisitions by 2035. In January 2025, President Trump issued an executive order directing an immediate pause on the disbursement of funds appropriated through the IIJ Act and the IR Act. This pause on disbursements is subject to ongoing legal challenges. Furthermore, on July 4, 2025, the OBBB Act, was signed into law by President Trump. The OBBB Act made significant changes to the IR Act and rescinded unobligated funds that the IIJ Act has appropriated..
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
In addition, in March 2024, the SEC issued final rules regarding the enhancement and standardization of mandatory climate-related disclosures for investors. In April 2024, the SEC issued an administrative stay of the implementation of the rules, pending judicial review. In March 2025, the SEC voted to cease defending the rules in court. Accordingly, we cannot predict whether the rules will be implemented as finalized, when they may become effective, if at all, nor the costs of implementation or any potential resulting adverse impacts.
Human Capital Resources
As of December 31, 2025, our workforce consisted of 12 employees and 4 contractors. In February 2026, we announced a revised strategy and elimination of roles related to the development of capital-intensive commercial production plants that are no longer aligned with our current operating plan. As of March 27, 2026, our workforce consisted of 9 employees and 3 contractors.
Our workforce is mostly concentrated in proximity to our offices in Houston, Texas and Hillsborough, New Jersey. We have not experienced any work stoppages and consider our relationship with our employees to be in good standing.
Available Information
Our website address is www.verdecleanfuels.com.
We furnish or file with the SEC our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K. We make these documents available free of charge on our website under the “Investors” tab as soon as reasonably practicable after they are filed or furnished with the SEC. In addition, corporate governance information, including our corporate governance guidelines and code of ethics, is also available on our investor relations website under the heading “Governance Documents.” Information contained on, or accessible through, our website is not incorporated by reference into this Annual Report or any of our other filings with the SEC. The SEC also maintains an website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The SEC website address is www.sec.gov.
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
We are also a “smaller reporting company” as defined in the Exchange Act and may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures and reporting requirements available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter, or our annual revenues are $100 million or more during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter.
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
Risks Related to Our Business, Operations and Industry
Our commercial success depends on our ability to license our STG+® technology and/or to develop and operate plants for the commercial production of gasoline should the Company determine to pursue development and operation of commercial production plants.

Our business strategy includes growth primarily through the licensing of our STG+® technology and, if we so determine to pursue, the construction and development of commercial production plants. Historically, our focus was on construction and development of commercial production plants but we have recently adopted a capital-lite opportunities growth strategy focusing on licensing our STG+® technology and providing engineering, technical and operational services. Our strategy depends on our ability to contract with and license our technology with well-capitalized third-parties. If we in the future determine to construct and develop facilities, our strategy would depend upon our ability to successfully construct and complete commercial production plants on favorable terms and on our expected schedule, obtain the necessary permits, governmental approvals and carbon credit qualifications needed to operate our commercial production plants and identify and evaluate development and partnership opportunities to expand our business. We cannot guarantee that we will be able to successfully license our STG+® technology or provide necessary engineering, technical and operational services or, if we determine in the future to construct and develop any commercial production plants, obtain necessary approvals, qualifications and permits necessary to operate, identify new opportunities and develop new technologies and commercial production plants, or establish and maintain our relationships with key strategic partners. In addition, we will compete with other companies for these development opportunities, which may increase our costs. If we are unable to successfully implement our business strategy, it will impede our ability to grow.

There is no assurance that our JDA with Cottonmouth will result in the development of any commercial production plant. As development of the Permian Basin Project was recently suspended, there can be no assurance that this project will ever regain traction, or if it does, that it will result in a FID to proceed and/or entry into final definitive agreements with respect to the proposed project in the Permian Basin. The costs we have spent to date will likely not be recouped.

Our ability to license our STG+® technology and/or to develop and operate commercial production plants if we determine to pursue that strategy, as well as expand production at any future commercial production plants, is subject to many risks beyond our control, including:

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
•changing market conditions as a result of increasing demand for natural gas in the Permian Basin and other regions, which could provide a higher value market for natural gas producers and result in our clean energy alternative being less attractive;

•competition from other fuel producers that may have greater resources than us;
•ability to identify and market our resources to regions where natural gas is flared or stranded without access to a higher value outlet to market;

•changes in energy commodity prices, such as crude oil and natural gas as well as wholesale electricity prices, which could have a significant effect on our revenues and expenses;
•changes in quality standards or other regulatory changes, including roll-back of previously existing environment regulations, that may limit our ability to produce gasoline or increase the costs of processing gasoline, or limit the attractiveness of our technology;

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
•the ability to establish and maintain our relationships with key strategic partners, including third-party licensees, on favorable terms or at all;
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
•the ability to obtain financing for a commercial production plant (whether by third-party licensees or us if we decide in the future to construct and develop facilities) on acceptable terms or at all and the need for substantially more capital than initially budgeted by a third-party licensee or us to complete a commercial production plant and exposure to liabilities as a result of unforeseen environmental, construction, technological or other complications;

•failures or delays in obtaining desired or necessary land rights, including ownership, leases, easements, zoning rights or building permits;

•global and regional macroeconomic conditions, such as tariffs, high inflation, high interest rates, changes to monetary policy, and military hostilities in multiple geographies (including the ongoing conflict between Ukraine and Russia, and the ongoing hostilities in the Middle East, and the change in government in Venezuela);
•a decrease in the availability, pricing or timeliness of delivery of raw materials and components, necessary for the commercial production plants to function;
•increased geopolitical uncertainty, including as a result of evolving domestic and foreign tariff policies may adversely affect us by increasing costs of our business;
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
Any of these factors could prevent a third-party licensee or us from developing, operating or expanding our commercial production plants, or otherwise adversely affect our business, financial condition and results of operations.

Suspension of Development of Permian Basin Project.

In February 2024, the Company and Cottonmouth entered into a JDA to develop a natural gas-to-gasoline plant in the Permian Basin utilizing Verde’s technology and associated natural gas from Diamondback’s operations. Following the announcement of the JDA, the Company began development work on the Permian Basin Project, which included a FEED study that was completed in December 2025. In February 2026, the Company announced the suspension of development of the Permian Basin Project primarily as a result of changing market conditions driven by increasing demand for natural gas in the Permian Basin. It is uncertain whether or not the Permian Basin Project will proceed. As such, there can be no assurance that the Permian Basin Project will ever be finalized or that the Company and Cottonmouth will pursue additional opportunities in the Permian Basin.

It is possible that other natural gas production regions where natural gas was stranded or flared may also benefit from changing market conditions driven by increasing demand for natural gas. While we intend to devote our resources toward pursuing other opportunities in regions where natural gas is stranded or flared without access to a higher value outlet to market, there can be no assurance as to the success of these efforts.

While we are focused on optimizing our costs, deploying our technology through capital-lite opportunities and evaluating strategic alternatives that may be available, there is no assurance that we will be successful in this endeavor.
The Company has initiated a restructuring and cost optimization program designed to align its operating structure with its strategic priorities, to significantly reduce operating expenses, and to focus on the deployment of the STG+® technology through capital-lite opportunities. As part of our cost optimization program, consistent with ongoing efforts to maximize shareholder value, the Company is evaluating strategic alternatives that may be available to the Company. These alternatives may include, among other options, a strategic partnership, merger, sale of the Company, asset sale, licensing arrangement, capital raise or other transactions involving the Company’s STG+® technology platform or assets. There can be no assurance that this exploration of strategic alternatives will result in the Company entering or completing any transaction and there can be no assurance that any transaction will occur. Moreover, we may not be successful in pursuing our restructuring and cost optimization program which could impact our continued operations.

Our limited history, lack of revenue and limited liquidity makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.
Although our STG+® technology has been developed and tested since 2007, we have not produced gasoline on a large-scale, commercial level. As a result, we have a limited operating history upon which to evaluate our business and future prospects, which subjects us to a number of risks and uncertainties, including our ability to plan for and predict future growth. To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we are able to commercialize our technology. In February 2026, we suspended the development of the Permian Basin Project and announced a revised strategy to pursue capital-lite opportunities to deploy our STG+® technology through licensing and providing engineering, technical and operational services. There can be no assurance that our revised strategy will achieve our objective of commercializing our technology.

We have encountered and expect to continue to encounter risks and difficulties experienced by growing companies in rapidly developing and changing industries, including challenges related to achieving market acceptance of our low-carbon or renewable fuels, competing against companies with greater financial and technical resources, competing against entrenched incumbent competitors that have long-standing relationships with our prospective customers in the commercial renewable fuels market, competition from recent market developments potentially providing a higher value outlet for natural gas in regions when natural gas has historically been stranded or flared, recruiting and retaining qualified employees, and making use of our limited resources. We cannot ensure that we will be successful in addressing these and other challenges that we may face in the future, and our business may be adversely affected if we do not manage these risks appropriately. As a result, we may not attain sufficient revenue (if any) to achieve or maintain positive cash flow from operations or profitability in any given future period, if at all.

To date, we have incurred significant operating losses and negative operating cash flows. We expect that operating losses and negative cash flows will continue to be generated due to ongoing funding of expenses until such time as we are able to commercialize our technology.

Further, to the extent that we pursue development of a commercial production facility, we expect that additional capital would be required. There can be no assurance that we would be able to obtain financing on acceptable terms, or at all, if and when required.

We are a development-stage company with a history of net losses, we are currently not profitable and we may not achieve or maintain profitability and if we incur substantial losses, we may have to curtail our operations, which may prevent us from successfully operating and expanding our business.
We have incurred net losses since our inception. We are currently in the development stage and have not yet commenced principal operations or generated revenue. Furthermore, we expect to spend resources on further development of our technology in connection with our current strategy of pursuing capital-lite opportunities to deploy our STG+® technology through licensing, engineering, technical and operational service, as well as marketing and general and administrative expenses associated with our planned growth and management of operations as a public company. In some market environments, we may have limited access to incremental financing, which could defer or cancel growth projects, reduce business activity or cause us to default under any debt agreements if we are unable to meet our payment schedules. In addition, the cost of preparing, filing, prosecuting, maintaining and enforcing patent, trademark and other intellectual property rights and defending ourselves against claims by others that we may be violating their intellectual property rights may be significant. As a result, even if we are able to generate revenues in future periods, we expect that our expenses will exceed revenues for the foreseeable future. We do not expect to achieve profitability in the near future, and may never achieve it. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. As such, we are exposed to the risk of being a development-stage company with a history of losses in an early-stage of operations.

Significant capital investment is required to develop and conduct our operations, we intend to raise additional funds, and these funds may not be available with acceptable terms or may not be available when needed.
Our current strategy of pursuing capital-lite opportunities to deploy our STG+® technology through licensing, engineering, technical and operational service may not require a substantial capital investment. However, in the future if we determine to pursue a strategy requiring the construction and development of commercial production plants, this would require substantial capital investment. In this event, we may be required to raise additional funds to finance such developments or operations, and there can be no assurance that we will be able to obtain financing on acceptable terms, or at all, if and when required for these purposes.

As part of our prior development strategy, we have been in discussions with banks and other credit counterparties regarding our debt financing options, including project financing, industrial revenue or pollution control bonds, and other debt instruments. While these discussions have led to indications of interest from lenders, there can be no assurance that we will be successful in obtaining such financing. If we are unable to obtain debt financing on favorable terms or at all, any development timeline may be delayed, the costs of such financing may be higher than anticipated, or we may be required to raise additional capital by other means.

We will likely be required to issue equity, equity-related or debt securities, obtain credit from government or financial institutions or engage in joint ventures or other alternative forms of financing. We cannot be certain that additional funds will be available on favorable terms when required, or at all. If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects could be materially and adversely affected. If we raise funds through the issuance of debt securities or through loan arrangements, the terms of such debt securities or loan arrangements could require significant interest payments, contain covenants that restrict our business, or contain other unfavorable terms. The current high interest rate environment adds additional risk and expense to the issuance of debt securities or loan arrangements to fund capital investment. In addition, to the extent we raise funds through the sale of additional equity securities, our stockholders would experience dilution.
If we determine to construct new commercial production plants, we likely would face a long and variable design, fabrication, and construction development cycle that requires significant resource commitments and may create fluctuations in whether and when any revenue is recognized, and may have an adverse effect on our business.
If we determine to construct and develop commercial production plants, the timeframe to develop, design and construct our commercial production plants is uncertain. .In February 2026, we suspended development of the Permian Basin Project with Cottonmouth, after entering into the Cottonmouth JDA in February 2024. The future status of the Permian Basin Project is uncertain. The development process typically begins by conducting a preliminary review and assessment as to whether the commercial production plant is commercially viable based on our expected return on investment, investment payback period, and other operating metrics, as well as the necessary permits to develop such commercial production plant. This extended development process requires the dedication of significant time and resources from our management team, with no certainty of success or recovery of our expenses, which could result in adverse financial consequences for our business.

If the preliminary review and assessment merits moving forward with the proposed project, the next step in development process would be to complete a FEED study for the proposed project. We expect that a FEED study will generally last up to 12 months, on average. Variables such as power and water may impact and extend the duration of a FEED study. In December 2025, we completed a FEED study related to the Permian Basin Project. The learnings from the work completed will continue to be useful as we explore other opportunities to deploy our technology.
If, after completing the FEED study, the project achieves FID, of which there can be no assurance, the next step in the development process would be to complete engineering, procurement and construction. We expect that the engineering, procurement and construction process for our commercial production plants will generally last from 18 to 24 months, on average. Variables such as lead times for essential components and weather may impact and extend the duration of the engineering, procurement and construction process.
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
If we determine to construct and develop commercial plants, such strategy would require suitable tracts of real property, with access to power and water, upon which to construct and operate the specialized equipment supporting our commercial production plants. We anticipate that such tracts of real property will be predominantly leased from third parties under long-term land leases, but it is possible that some of such tracts may be purchased by us. If we are unable to identify such suitable tracts of real property, or if we are unable to purchase or lease such tracts at commercially reasonable rates and under terms favorable to us, our business may be adversely affected.

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
The complexity, expense, and nature of customer procurement processes result in a lengthy customer acquisition and sales process. We anticipate that it may take us months to attract, obtain an award from, contract with, and recognize revenue from the production of renewable gasoline by a new commercial production plant, if we are successful at all. There is no assurance that we will ever complete construction and operate any commercial plant and/or generate any revenue therefrom, if a commercial plant is constructed.

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
The price and availability of natural gas or other feedstocks may be influenced by general economic, market and regulatory factors. These factors include, but are not limited to, changing market conditions driven by increasing demand for natural gas providing producers with a higher value outlet that what we may be able to offer, geopolitical uncertainty, including as a result of evolving domestic and foreign tariff policies, the impact of proposed environmental regulations and other government policies and subsidies with respect to agriculture and global supply and demand. For example, (i) renewable feedstock prices may increase significantly in response to increased demand for biomass for the production of competing renewable fuels and (ii) natural gas prices may increase significantly due to other opportunities for natural gas that has historically been flared or stranded, such as the rapidly growing AI market segment.

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
We also may face substantial competition as we pursue the strategy of licensing our STG+® technology, as well as if we determine to construct and develop commercial production plants, including from energy participants, agricultural industry participants, commercial waste companies and landowners to source our renewable feedstocks (including biomass and natural gas), or to lease or acquire land to install and operate commercial production plants. Our competitors include established companies and developers with significantly greater resources and financial strength, which may provide them with competitive advantages that we may not be able to overcome in a timely manner, or at all.

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
We plan to grow our business by pursuing capital-lite opportunities to deploy our STG+® technology through licensing and providing engineering, technical and operational services and, to the extent if we so determine, through building commercial production plants with the goal to produce low-carbon or renewable fuels, depending upon feedstocks utilized. Development projects will likely require us to spend significant sums for engineering, permitting, legal, financial advisory and other expenses before we determine whether a development project is feasible, economically attractive or capable of being financed.

If we determine to develop commercial plants, it is expected that any such development projects will be large and complex, and we may not be able to complete them. The development of our Permian Basin Project with Cottonmouth was suspended in February 2026. Moreover, with any potential project, there can be no assurance that we will be able to negotiate the required agreements, overcome any local opposition, or obtain the necessary approvals, licenses, permits and financing. Failure to achieve any of these elements may prevent the development and construction of a project. If that were to occur, we could lose all of our investment in development expenditures and may be required to write-off project development assets.

We may not be able to develop, maintain and grow strategic relationships, identify new strategic relationship opportunities, or form strategic relationships, in the future.
We expect that our ability to establish, maintain, and manage strategic relationships could have a significant impact on the success of our business, although there can be no guarantee that these relationships will provide such impact. It is uncertain as to whether our previous efforts to develop the Permian Basin Project will resume and result in the development of any commercial production plant. While we expect that our STG+® technology will enable us to become a more substantial operating entity in the future, there can be no assurance that we will be able to identify or secure suitable and scalable business relationship opportunities in the future or that our competitors will not capitalize on such opportunities before we do.

Additionally, we cannot guarantee that the companies with which we have developed or will develop strategic relationships will continue to devote the resources necessary to promote mutually beneficial business relationships and grow our business. Our current arrangements are not exclusive, and changing market conditions may impact whether any strategic relationship will result in the development of a commercial production plant. Moreover, it should be assumed that any strategic partner has relationships with our competitors. If we are unsuccessful in establishing or maintaining our relationships with key strategic partners, our overall growth could be impaired, and our business, prospects, financial condition, and operating results could be adversely affected.

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
We anticipate that any commercial production plant will require significant amounts of energy to produce our gasoline. Accordingly, the success of any commercial plant is dependent upon energy supplied by third parties. The prices and availability of energy resources are subject to volatile market conditions. These market conditions are affected by factors beyond our control, such as weather conditions, overall economic conditions and governmental regulations. Should the price of energy increase or should access to the required energy sources be unavailable, our business could suffer and have a material adverse impact on our results of operations. In addition, a lack of availability of sufficient amounts of renewable energy to effectively decarbonize our facilities could have a material impact on our business and results of operations.
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
Failure of third parties to manufacture quality products or provide reliable services in accordance with schedules, prices, quality and volumes that are acceptable to us could cause delays in developing and operating commercial production plants, which could damage our reputation, adversely affect our partner relationships or adversely affect our growth.
Our success depends on our ability to license our STG+® technology and, if we determine in the future, to develop and operate our commercial production plants in a timely manner, which depends in part on the ability of third parties to provide us with timely and reliable products and services. If we license our STG+® technology to third-parties or if and to the extent we determine to develop and operate commercial production plants, we would rely on products meeting our design specifications and components manufactured and supplied by third parties, and on services performed by contractors and subcontractors. We would also rely on contractors and subcontractors to perform substantially all of the construction and installation work related to our commercial production plants, and we would need to engage contractors or subcontractors with whom we have no past experience.

If any of our contractors or subcontractors are unable to provide services that meet or exceed our expectations or satisfy our contractual commitments, our reputation, business and operating results could be harmed. In addition, if we are unable to avail ourselves of warranties and other contractual protections with providers of products and services, we may incur liability to our customers or additional costs related to the affected products, which could adversely affect our business, financial condition and results of operations. Moreover, any delays, malfunctions, inefficiencies or interruptions in these products or services could adversely affect the quality and performance of our commercial production plants and require considerable expense to find replacement products and to maintain and repair our facilities. This could cause us or a third-party to experience interruption in our production and distribution of renewable gasoline, difficulty retaining current relationships and attracting new relationships, or harm our brand, reputation or growth.

We may be unable to successfully perform under future supply and distribution agreements to provide our gasoline, which could harm our commercial prospects.
Our business strategy is for third-party licensees or us (if and to the extent we determine to develop and operate commercial plants) to enter into multiple supply agreements pursuant to which a third-party licensee or we will supply our gasoline to various customers. Under certain of these supply agreements, we expect the purchasers will agree to pay for and receive, or cause to be received by a third party, or pay for even if not taken, the gasoline under contract (a “take-or-pay” arrangement). We anticipate that the timing and volume commitment of certain of these agreements will be conditioned upon, and subject to, the ability to complete a commercial production plant, through licensing arrangements or otherwise. In order to construct and commence operations of commercial production plants, it will be necessary to secure third-party financing. While we believe that a third-party licensee or we will be able to secure adequate financing in order to commence construction of and complete commercial production plants and, in turn, perform under these agreements, we cannot assure you that a third-party licensee or we will in the future be able to obtain adequate financing on favorable terms, or at all. Furthermore, neither a third-party licensee or us has demonstrated that either can meet the production levels and specifications contemplated in anticipated or future supply agreements. If production is slower than expected, if demand decreases or if there is difficulty in successfully completing a commercial production plant, the counterparties may terminate the supply agreements and potential customers may be less willing to negotiate definitive supply agreements with a third-party licensee or us, and therefore adversely impact our anticipated financial performance.

In addition, from time to time, a third-party licensee or we may enter into letters of intent, memoranda of understanding and other largely non-binding agreements or understandings with potential customers or partners in order to develop our business and the markets that we serve. We can make no assurance that legally binding, definitive agreements reflecting the terms of such non-binding agreements will be completed with such customers or partners, or at all.
The facilities and processes may fail to produce gasoline at the volumes, rates and costs we expect.
A future commercial production plant may be in a location distant from natural gas, biomass and municipal solid waste ("MSW"), or other feedstock sources, which could increase our feedstock costs or prevent a third-party licensee or us from acquiring sufficient feedstock volumes for commercial production. General market conditions might also cause increases in feedstock prices, which could likewise increase our production costs.

Even if a third-party licensee or we secure access to sufficient volumes of feedstock, the commercial production plants may fail to perform as expected. The equipment and subsystems installed in any commercial production plants may never operate as planned. Unexpected problems may force a third-party licensee or us to cease or delay production and the time and costs involved with such delays may prove prohibitive. Any or all of these risks could prevent a third-party licensee or us from achieving the production throughput and yields necessary to achieve targeted annualized production run rates and/or to meet the future volume demands or minimum requirements of customers, including pursuant to definitive supply or distribution agreements entered into, which may subject us to monetary damages. Failure to achieve these rates or meet these minimum requirements, or achieving them only after significant additional expenditures, could substantially harm our commercial performance.
Even if we are successful in completing a commercial production plant and consistently producing renewable gasoline on a commercial scale, we may not be successful in commencing and expanding commercial operations to support the growth of our business.
Our ability to achieve meaningful future revenue will depend in large part upon our ability to license our STG+® technology or, if we determine to construct any commercial plants, to attract customers and enter into contracts on favorable terms. We expect that many customers will be large companies with extensive experience operating in the fuels or chemicals markets. We lack significant commercial operating experience and may face difficulties in developing marketing expertise in these fields. Our business model relies upon our ability to either license our STG+® technology or successfully implement a commercial production plant and commence and expand commercial operations and successfully negotiate, structure and fulfill long-term supply agreements for our renewable gasoline. In February 2026, we announced the suspension of development of the Permian Basin Project as a result of changing market conditions driven by increasing demand for natural gas in the Permian Basin. The future status of the Permian Basin Project is uncertain and, as a result, we are currently pursuing a strategy of licensing our STG+® technology to third-parties. Any agreements with potential customers may initially only provide for the purchase of limited quantities from us or a third-party licensee.. The ability to increase sales will depend in large part upon the ability to expand these existing customer relationships into long-term supply agreements. Establishing, maintaining and expanding relationships with customers can require substantial investment without any assurance from customers that they will place significant orders. In addition, many potential customers may be more experienced in these matters than any third-party licensee or we are, and a third-party licensee or we may fail to successfully negotiate these agreements in a timely manner or on favorable terms which, in turn, may force any third-party licensee or us to slow production, dedicate additional resources to increasing storage capacity and/or dedicate resources to sales in spot markets. Furthermore, should either a third-party licensee or us become more dependent on spot market sales, any potential profitability will become increasingly vulnerable to short-term fluctuations in the price and demand for petroleum-based fuels and competing substitutes.

Our actual costs may be greater than expected in developing our commercial production plants if we pursue that strategy, causing us to realize significantly lower profits, if any, or greater losses.
We generally must estimate the costs of completing a specific commercial production plant or growth project prior to the construction of the facility or project if we pursue that strategy. The actual cost of labor and materials may vary from the costs we originally estimated. These variations may cause the gross cost for a commercial production plant or growth project to differ from those we originally estimated. Cost overruns on our commercial production plants and growth projects could occur due to changes in a variety of factors such as:
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
If and to the extent we pursue the development of commercial plants, we would rely on our suppliers and strategic partners for our business, from feedstocks to materials for our commercial production plants and our STG+® technology. Future delays or interruptions in the supply chain could expose us to the various risks which would likely significantly increase our costs and/or impact our operations or business plans including:

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
Our business and prospects are dependent on our ability to develop, maintain, and strengthen our brand. Promoting and positioning our brand will depend significantly on our ability or the ability of a third-party licensee to provide high quality clean, renewable gasoline. In addition, we expect that our ability to develop, maintain, and strengthen our brand will also depend heavily on the success of our branding efforts. To promote our brand, we need to incur increased expenses, such as the costs associated with conducting product demonstrations and attending trade conferences. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers and partners, or retain our existing customers and partners and our business and financial condition may be adversely affected.
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
The continued development of carbon credit marketplaces will be crucial for our success, as we expect carbon credits (including, for example, the RFS for the D3 RIN and renewable-fuel credit various state carbon programs such as California’s LCFS) to be a significant source of future revenue. At the same time, the efficiency and integrity of the voluntary carbon credit market is currently subject to pressures and scrutiny relating to a number of factors including insufficiency of credit demand, the risk that carbon credits could be counted multiple times, concerns regarding the additionality or permanence of climate benefits that the credits represent, lack of standardization of and concerns regarding the integrity of credit verification. Additionally, such forces could put negative pressure on the value of voluntary carbon credits or otherwise make it more difficult to monetize any climate benefits that may be associated with our products. More broadly, the value of products produced using our process technologies may be dependent on the value of carbon credits which may fluctuate based on these market forces relevant to regulatory carbon markets or voluntary carbon markets. Under the current RFS regulations, renewable gasoline produced from separated yard waste, crop residue, slash, and pre-commercial thinnings, biogenic components of separated MSW, cellulosic components of separated food waste, and cellulosic components of annual cover crops through a gasification and upgrading process qualifies for D3 RINs. We intend for commercial production plants that utilize our technology to ultimately utilize gasification and upgrading to produce renewable gasoline from one or more of these feedstocks. Accordingly, we believe that the renewable gasoline produced by commercial production plants that utilize our technology may qualify for D3 RINs. However, if our renewable gasoline is unable to qualify under the RFS for the D3 RIN and various state carbon programs, or for the generation of quality voluntary carbon credits that can be sold on registries preferred by consumers, or if changes to regulatory or voluntary standards otherwise limit the potential for such qualification, our financial condition and results of operations could be adversely impacted. Delayed development of carbon credit markets, as well as any decline in the value of carbon credits or other incentives associated with products produced using our process technologies, could also negatively impact the commercial viability of our commercial production plants and could limit the growth of the business and adversely impact our financial condition and future results. There is a risk that the supply of low-carbon alternative materials and products outstrips demand, resulting in the value of carbon credits declining. Any decline in the value of carbon credits or other incentives associated with products produced using our process technologies could harm our results of operations, cash flow and financial condition. The value of carbon credits and other incentives may also be adversely affected by legislative, agency, or judicial determinations.

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
Our operations, as well as those of third-party licensees, contractors, suppliers, and customers, are subject to certain federal, state, local and foreign environmental, health and safety laws and regulations governing, among other things, the generation, storage, transportation, and disposal of hazardous substances and wastes. We or others in our supply chain may be required to obtain permits and comply with procedures that impose various restrictions and operations that could have adverse effects on our operations. If key permits and approvals cannot be obtained on acceptable terms, or if other operations requirements cannot be met in a manner satisfactory for our operations or on a timeline that meets our commercial obligations, it may adversely impact our business. There are also significant capital, operating and other costs associated with compliance with these environmental, health and safety laws and regulations.
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
We are committed to a clean energy future and we believe our business is well-positioned to benefit from growing global regulatory and policy support for decarbonization and other trends related to climate change. However, we cannot rule out the possibility that these developments may in the future adversely affect the business, our suppliers, and the demand for our product while supporting the development of competing technologies and energy sources. For example, the adoption of legislation or regulatory programs to reduce emissions of GHGs (including carbon pricing schemes), or the adoption and implementation of regulations that require reporting of GHG emissions or other climate-related information, could adversely affect our business, including by requiring us or our suppliers to incur increased operating costs, stimulating demand for electric vehicles, restricting our ability to execute on our business strategy, reducing our access to financial markets, or creating greater potential for governmental investigations or litigation. See “Item 1. Business—Environmental, Social and Governance—Sustainability” for further discussion of the laws and regulations related to GHGs and climate change. We could incur increased costs and compliance burden relating to the assessment and disclosure of climate-related risks. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed.
The current U.S. administration has rolled back certain EPA rules and regulations in favor of promoting fossil fuel development which negatively impacts the clean energy industry and could adversely impact our business strategy. It is unclear what the long-term impact of this current regulatory framework will be on the clean energy industry.
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
Companies across all industries have faced increased scrutiny in recent years from a variety of stakeholders, including investor advocacy groups, proxy advisory firms, certain institutional investors, and lenders, investment funds and other influential investors and rating agencies, related to their ESG and sustainability practices. The success of our business in part depends on customers and financial institutions viewing our business and operations as having a positive ESG profile. Increasing attention to, and societal expectations regarding, climate change, human rights, and other ESG topics may require us to make certain changes to our business operations to satisfy the expectations of customers and financial institutions. Additionally, our customers may be driven to purchase our fuel products due to their own sustainability or ESG commitments, which may entail holding their suppliers — including us — to ESG standards that go beyond compliance with laws and regulations and our ability to comply with such standards. Failure to maintain operations that align with such “beyond compliance” standards may negatively impact our reputation, cause potential customers to not do business with us or otherwise hurt demand for our products. More broadly, if we do not adapt to or comply with investor or other stakeholder expectations and standards on ESG and sustainability matters as they continue to evolve, or if we are perceived to have not responded appropriately or quickly enough to growing concern for ESG and sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, we may suffer from reputational damage and our business, prospects, financial condition and operating results could be materially and adversely affected.
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
It is unclear if there will be opportunities for us to apply for grants, loans, and other federal and state incentives. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these programs and other incentives is and will remain highly competitive. We may not be successful in obtaining any of these additional grants, loans, and other incentives. We may in the future fail to comply with the conditions of these incentives, which could cause us to lose funding or negotiate with governmental entities to revise such conditions. We may be unable to find alternative sources of funding to meet our planned capital needs, in which case, our business, prospects, financial condition, and operating results could be adversely affected.
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
If we expand our operations globally, we would be subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, and other anti-corruption and anti-money laundering laws in the countries in which we would conduct business. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. If we engage in international operations, sales and business with partners and third-party intermediaries to market our products, we may be required to obtain additional permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. If we engage in international operations, sales and business with the public sector, we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, agents, representatives, contractors, and partners, even if we do not explicitly authorize such activities.
We face risks associated with increased geopolitical uncertainty, including as a result of evolving domestic and foreign tariff policies.
Ongoing and potential military actions across the globe, including the ongoing conflicts in Ukraine and Iran as well as hostilities in the Middle East in general, as well as the sanctions, bans and other measures taken by governments, organizations and companies against the involved countries and certain citizens of those countries in response thereto, has increased the global political uncertainty and has strained the relations between a significant number of governments, including the U.S. The duration and outcome of these conflicts, any retaliatory actions or escalation, and the impact on regional or global economies is unknown but could have a material adverse effect on our business, financial condition and results of its operations.
In addition, the current U.S. administration has signaled intentions to substantially alter prior U.S. government international trade policy and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. Furthermore, the administration has imposed, and continues to consider imposing, tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have imposed, and continue to consider imposing, tariffs on certain U.S. goods. It remains unclear what the current U.S. administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to have a material adverse impact on our financial condition by increasing our construction costs and costs to conduct and implement our business plan.
Concerns regarding the environmental impact of renewable gasoline production could affect public policy which could impair our ability to operate at a profit and substantially harm our revenues and operating margins.
Under the EISA, the EPA is required to periodically produce a report to Congress on the environmental impacts associated with current and future biofuel production and use, including effects on air and water quality, soil quality and conservation, water availability, energy recovery from secondary materials, ecosystem health and biodiversity, invasive species and international impacts. The first report to Congress was completed in 2011 and provided an assessment of the environmental and resource conservation impacts associated with increased biofuel production. The second report to Congress, completed in 2018, reaffirmed the overarching conclusions of the first report. The third report to Congress was published in January 2025. Should such EPA reports, or other analyses find that biofuel production and use has resulted in, or could in the future result in, adverse environmental impacts, such findings could also negatively impact public perception and acceptance of biofuel as an alternative fuel, which also could result in the loss of political support. To the extent that state or federal laws are modified or public perception turns against biofuels or other renewable fuels, use requirements such as RFS and LCFS may not continue, which could materially impact our ability to ever operate profitably. The current U.S. administration’s position favoring the fossil fuel industry over clean energy could materially impact our ability to operate profitably.

From time to time, we may be involved in litigation (including the current claim as discussed in Item 3. Legal Proceedings), regulatory actions or government investigations and inquiries, which could have an adverse impact on our financial results and consolidated financial position.
We may be involved in a variety of litigation, other claims, suits, regulatory actions or government investigations and inquiries and commercial or contractual disputes that, from time to time, are significant. In addition, from time to time, we may also be involved in legal proceedings and investigations arising in the normal course of business including, without limitation, commercial or contractual disputes, including warranty claims and other disputes with potential customers, former employees and suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters, and employment matters. As discussed in Item 3. Legal Proceedings, we currently face a claim from another company that asks the court to confirm the validity and enforceability of a letter agreement that it contends conveys it a non-exclusive right to use of our technology. It is difficult to predict the outcome, the impact on our operations and business strategy, or ultimate financial exposure, if any, represented by the current claim as well as any other future claim or matter, and there can be no assurance that any such exposure will not be material. Any such claim may also negatively affect our reputation.
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
Our business is complex and we intend to target a variety of markets. Therefore, it is critical that our management team and employee workforce are knowledgeable in the areas in which we operate. The departure, illness or absence of any key members of our management, consisting primarily of our named executive officers, or the failure to attract or retain other key employees who possess the requisite expertise for the conduct of our business, could prevent us from developing and commercializing our renewable gasoline for our target markets and entering into partnership arrangements to execute our business strategy. In addition, the loss of any key scientific staff, or the failure to attract or retain other key scientific employees, could prevent us from developing and commercializing our renewable gasoline for our target markets and entering into partnership arrangements to execute our business strategy. Certain key members of management have entered into employment agreements, which can be terminated by either party, subject to post-termination obligations. While the success of the Company is dependent upon, along with other factors, the service of our executive officers and additional employees that we engage, there is no assurance that key personnel will continue with the Company. On March 20, 2026, we announced the appointment of George Burdette as CEO. Mr. Burdette succeeds Ernie Miller who is stepping down from his role as CEO to pursue another opportunity. Mr. Miller will remain with the Company as a senior advisor. Mr. Burdette, who has served as the Company’s CFO since October 2024, will also continue in that role. The loss of the services of our senior management or technical personnel could have a material adverse effect on our business, financial condition and results of operations. All other employees are at-will employees, meaning that either the employee or we may terminate their employment at any time.
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
We rely in part on trade secret protection to protect our confidential and proprietary information and processes. However, trade secrets are difficult to protect. We have taken measures to protect our trade secrets and proprietary information, but these measures may not be effective. We generally require our employees, consultants and contractors to enter into confidentiality agreements with us. We cannot guarantee that we have entered into such agreements with each party who has developed intellectual property on our behalf and each party that has or may have had access to our confidential information, know-how and trade secrets. We intend for new employees, consultants and other third parties to execute confidentiality agreements or agreements containing confidentiality provisions upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that know-how and inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Nevertheless, these agreements may be insufficient or breached, or may not be enforceable, our proprietary information may be disclosed, third parties could may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Moreover, these agreements may not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or technology. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In addition, trade secrets and know-how can be difficult to protect and some courts inside and outside of the U.S. are less willing or unwilling to protect trade secrets and know-how. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would not be able to prevent them from using that technology or information to compete with us, and our competitive position could be materially and adversely harmed. An unauthorized breach in our information technology systems may expose our trade secrets and other proprietary information to unauthorized parties.
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
Holdings owns the majority of our voting stock and has the right to appoint a majority of our Board members, and its interests may conflict with those of other stockholders.
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
Cottonmouth owns a significant percentage of our Class A Common Stock and will be able to exert significant control over matters subject to stockholder approval.
Cottonmouth is our second largest stockholder and beneficially owns a significant percentage of our Class A Common Stock. As a result, Cottonmouth will have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, approval of any potential acquisition of us, changes to our organizational documents and significant corporate transactions.
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
We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of Class A Common Stock will be at the sole discretion of our Board, who may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors our Board may deem relevant. In addition, our ability to pay dividends will likely be limited by covenants of any indebtedness we incur. As a result, you may not receive any return on an investment in the shares of Class A Common Stock unless you sell your shares of Class A Common Stock for a price greater than that which you paid for it.
The trading price of our securities is limited and volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control.
There is a limited market for our securities and there can be no assurance that such a market for our securities will continue. The trading price of our securities has been and may continue to be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. In connection with the PIPE Investment, we issued shares of Class A Common Stock to Cottonmouth at a price of $4.00 per share. Our shares of Class A Common Stock have traded at closing prices as high as $2.55 per share and as low as $0.95 per share from January 1, 2026 through March 27, 2026. Additionally, any of the factors listed below, among others, could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
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
We will be required to make payments under the Tax Receivable Agreement and the amounts of such payments could be significant.
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
In connection with the preparation of Intermediate’s financial statements for the year ended December 31, 2022 and the period from July 31, 2020 (inception) to December 31, 2021, management noted a material weakness in our internal control over financial reporting as described in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2023. Management did not maintain effective internal control over the reconciliation of the final fair value of the unit-based compensation awards prepared by third-party valuation specialists to the accounting records due to a lack of professionals with defined roles within the accounting function providing financial reporting oversight. Additionally, management did not maintain effective internal control regarding the date on which to apply new accounting standards based upon CENAQ’s elections made under the JOBS Act, as described in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2023, which required Intermediate to apply new accounting standards as if it were a public business entity. These material weaknesses have been remediated.
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
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Despite investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss. We are also dependent, in part, upon Intermediate’s information. A failure in the security of Intermediate’s information systems could seriously harm our business and results of operations.
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
We are not aware of any cybersecurity threats or challenges that have materially impaired our operations, business strategy or financial condition.

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
Our Chief Technology Officer oversees our cybersecurity policies and processes and is responsible for briefing the Chief Executive Officer, the Audit Committee and/or the Board of Directors as needed regarding any material cybersecurity risks or activities, including any recent cybersecurity incidents and related responses.
ITEM 2. Properties.
Our principal executive offices are located at 711 Louisiana St., Suite 2160, Houston, Texas 77002. We also have an office and demonstration plant in Hillsborough, New Jersey. We lease our office in Houston, Texas and office and demonstration plant in Hillsborough, New Jersey. The lease for our office in Houston is through February 2027 and the lease for our office and demonstration plant in Hillsborough, New Jersey is through April 2026. Subsequent to year ended December 31, 2025, we extended the lease for our office and demonstration plant in Hillsborough, New Jersey for an additional year through April 2027.
Leasing our facilities gives us the flexibility to expand or reduce our office space as appropriate. We believe our current facilities are adequate for our current needs.
ITEM 3. Legal Proceedings.
From time to time, we may be subject to various claims, lawsuits and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits and proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. Other than as described below, we are not currently a party to any known claim, lawsuit or proceeding.
On February 27, 2026, Five Star Clean Fuels filed an original petition against the Company seeking a declaratory judgment that a letter agreement between a subsidiary of the Company and a predecessor of Five Star Clean Fuels constituted a binding contract that effectuates a grant to Five Star Clean Fuels of certain non-exclusive rights to utilize the STG+® technology. The petition primarily seeks non-monetary relief, other than court costs and attorney fees. The Company intends to defend its position against the claim. At this time, the Company is unable to reasonably estimate a possible financial loss or range of financial loss, if any, that may be incurred to resolve this matter. See Notes 7 and 14 in the accompanying consolidated financial statements for further information.
ITEM 4. Mine Safety Disclosures.
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
Verde Clean Fuels’ Class A Common Stock and Public Warrants currently trade on Nasdaq under the trading symbols of “VGAS” and “VGASW,” respectively. On March 27, 2026, the Company had 22,049,621 shares of Class A Common Stock issued and outstanding, 22,500,000 shares of Class C Common Stock issued and outstanding and 15,383,263 Warrants issued and outstanding.
Holders
On March 27, 2026, there were 97 holders of record of our Class A Common Stock, 1 holder of record of our Class C Common Stock and 13 holders of record of our Warrants. The number of holders of our Class A Common Stock does not include beneficial owners whose shares are held in street name by brokers or other nominees or owners whose shares are held in trust by other entities.
Dividends
The Company has not declared or paid any dividends to date. The declaration, amount and payment date of any dividend is at the discretion of the Company’s Board of Directors and will depend on numerous factors, including compliance with applicable laws, working capital requirements, and capital allocation priorities and strategies. Other than pursuant to applicable corporate law, there is currently no restriction that could prevent the Company from paying a dividend.
Recent Sales of Unregistered Securities
None other than as previously reported.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the year ended December 31, 2025, we did not repurchase any shares of Class A Common Stock or Public Warrants.
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
Overview
We own an innovative and proprietary gas-to-liquids processing technology capable of converting low-value or stranded feedstocks into higher-value clean transportation fuels. Our synthesis gas (“syngas”)-to-gasoline plus (STG+®) process is designed to convert syngas, derived from a variety of feedstocks, including natural gas and biomass, into fully finished liquid fuels that require no additional refining. The STG+® technology is engineered for industrial-scale deployment and intended to be delivered in standardized modular units. The technology has been validated through a fully integrated demonstration plant that has completed over 10,000 hours of operation.

As of December 31, 2025, we are still in the process of deploying our STG+® technology and have not derived revenue from our principal business activities.

Development
We acquired our STG+® technology from Primus in 2020, which was originally founded in 2007 and invested over $110 million in developing and demonstrating such technology, including the construction and operation of the demonstration plant. The demonstration plant began operations in 2013, completed over 10,000 hours of operation and is currently maintained in an idle state.
Recent Developments
On February 6, 2026, we announced the suspension of development of the Permian Basin Project (as defined below) primarily as a result of changing market conditions driven by increasing demand for natural gas in the Permian Basin.
On February 18, 2026, we announced a revised strategy to deploy our innovative and proprietary liquid fuels processing technology through capital-lite opportunities. The shift in strategy is intended to identify the most effective pathways to commercialize the STG+® technology with a disciplined approach to capital allocation. Related to our revised strategy, we have implemented and intend to continue implementing aggressive cost savings initiatives targeting a 50% reduction in costs in 2026 as compared to 2025. In connection with this initiative, our Board of Directors has created a Restructuring Committee and appointed director Jonathan Siegler as the sole member of that committee. The Restructuring Committee’s mandate includes overseeing all aspects of our revised strategy and evaluation of strategic alternatives while ensuring we remain fully NASDAQ-compliant. In connection with our cost savings initiatives, we are streamlining our Board of Directors. Related thereto, current directors Martijn Dekker and Dail St. Claire will not be standing for re-election at the end of their term.
On March 20, 2026, we announced the appointment of George Burdette as CEO and engagement of Roth Capital Partners as financial advisor to assist the Company in evaluating strategic alternatives. These announcements are part of the Company’s continued advancement of its previously announced restructuring and cost reduction initiatives. Mr. Burdette succeeds Ernie Miller who is stepping down from his role as CEO to pursue another opportunity. Mr. Miller will remain with the Company as a senior advisor. Mr. Burdette, who has served as the Company’s CFO since October 2024, will also continue in that role.
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
In connection with the closing of the PIPE Investment, on January 29, 2025, (i) Cottonmouth and the Company amended an equity participation right agreement, dated February 13, 2023 (the “Existing Equity Participation Right Agreement”), to remove certain preemptive rights with respect to the Company’s equity securities granted to Cottonmouth under the Existing Equity Participation Right Agreement and (ii) the Company entered into a Second Amended and Restated Registration Rights Agreement with Cottonmouth and the other parties thereto, which amended and restated that certain Amended and Restated Registration Rights Agreement, dated February 15, 2023, by and among the Company and certain stockholders named therein (the “Existing Registration Rights Agreement”), to add Cottonmouth as a party to the Existing Registration Rights Agreement.
Restated Charter
On December 18, 2024, the holder of a majority of the issued and outstanding shares of Class A common stock and Class C common stock, par value $0.0001 (“Class C common stock”) adopted resolutions by written consent, in lieu of a meeting of stockholders to, among other things, amend and restate, immediately prior to and contingent upon the consummation of the closing of the PIPE Investment, our fourth amended and restated certificate of incorporation (the “Restated Charter”) to (A) increase the amount of authorized shares of Class C common stock from 25,000,000 to 26,000,000 and (B) increase the size of our Board of Directors (the “Board” or "Board of Directors") from seven to eight and to provide Cottonmouth with certain director designation and board observer rights. The Restated Charter was approved and recommended by the Board prior to the stockholder action by written consent.

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
Commencing and Expanding Commercial Operations
A critical step in our business strategy will be the successful deployment of our STG+® technology.
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

In February 2024, Verde and Cottonmouth entered into a joint development agreement (“JDA”) related to the proposed development, construction, and operation of a natural gas-to-gasoline plant in the Permian Basin utilizing Verde’s STG+® technology and associated natural gas from Diamondback’s operations (the “Permian Basin Project”). The JDA frames the contracts contemplated to be entered into between the parties and outlines the conditions precedent for the parties to enter into definitive documents and achieve final investment decision (“FID”) to proceed with the Permian Basin Project. The JDA conditions precedent include finalizing applicable project contracts, obtaining necessary permits, obtaining project financing on terms satisfactory to each party, and receiving FID by each party.

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
The FEED study was completed in December 2025; however, the Permian Basin Project was suspended in February 2026. We believe the FEED study will continue to be useful as we explore other opportunities to deploy the STG+® technology.

Also in February 2026, we announced a revised strategy to deploy our innovative and proprietary liquid fuels processing technology through capital-lite opportunities. The shift in strategy is intended to identify the most effective pathways to commercialize the STG+® technology with a disciplined approach to capital allocation. Such opportunities include licensing technology and providing engineering, technical, and operational services.

Key Components of Results of Operations
We are an early-stage company with no revenues, and our historical results may not be indicative of our future results. Accordingly, the drivers of any future financial results, as well as any components thereof, may not be comparable to our historical or future results of operations.

Revenue
We have not generated any revenue to date. We expect that future revenue generation opportunities would result from capital-lite opportunities to deploy our STG+® technology. Such opportunities include licensing technology and providing engineering, technical, and operational services.
Expenses
General and Administrative Expense
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
Research and Development Expense
Research and development expenses primarily consist of activities related to the Company’s technology that are not capitalized, including labor (engineers and consultants), engineering software costs, and demonstration plant operations and maintenance costs.
Other Income
Other income primarily consists of interest and dividend income earned on our cash and cash equivalents.
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
Results of Operations
Comparison of Operations for the Years Ended December 31, 2025 and 2024

	For The Year Ended December 31,
(in thousands)	2025	2024
General and administrative expenses	11,927	$11,206
Research and development expenses	591	451
Impairment of property, plant and equipment	3,936	—
Total operating loss	16,454	11,657

Other (income)	(2,425)	(1,193)
Loss before income taxes	(14,029)	(10,464)
Income tax expense	106	51
Net loss	$(14,135)	$(10,515)

General and Administrative Expenses
General and administrative expenses increased approximately $721, or 6%, for the year ended December 31, 2025 as compared to the same period in 2024. The increase was primarily due to additional stock options granted during 2025 and additional employee headcount, which was partially offset by lower outside services and insurance expenses.
Of our general and administrative expenses for the years ended December 31, 2025 and 2024, $242 and $316, respectively, were business development costs. The decrease was primarily due to development costs associated with the Permian Basin Project incurred in the comparative period prior to our entry into the JDA, partially offset by increased activities related to the identification and evaluation of potential opportunities to deploy our technology.
Research and Development Expenses
Research and development expenses increased by $140, or 31%, for the year ended December 31, 2025 as compared to the same period in 2024. The increase was primarily due to higher engineering software costs, which was partially offset by classification of a portion of the engineers’ and consultants’ time associated with the Permian Basin Project to construction in progress in 2025.
Impairment of Property, Plant and Equipment
On February 6, 2026, the Company announced the suspension of development of the Permian Basin Project primarily as a result of changing market conditions driven by increasing demand for natural gas in the Permian Basin. For the year ended December 31, 2025, the Company recorded an impairment of property, plant and equipment of $3,936, which represented the full value of the Company's construction in progress assets. Prior to the impairment, the Company's construction in progress assets were comprised of capitalized development costs (which include costs associated with the FEED study) related to the Permian Basin Project, net of costs reimbursable by Cottonmouth in accordance with the JDA.
Other Income
Other income increased by $1,232, or 103%, for the year ended December 31, 2025 as compared to the same period in 2024. The increase was primarily due to higher interest and dividend income earned on our cash and cash equivalents resulting from the net proceeds received from the closing of the PIPE Investment in January 2025.
Income Tax Expense
Income tax expense increased approximately $55, or 106%, for the year ended December 31, 2025 as compared to the same period in 2024. The increase was primarily due to higher interest and dividend income earned on our cash and cash equivalents resulting from the net proceeds received from the closing of the PIPE Investment in January 2025.
Comparison of Cash Flows for the Years Ended December 31, 2025 and 2024

	For The Year Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(8,889)	$(8,880)
Net cash used in investing activities	(2,386)	(855)
Net cash provided by financing activities	49,446	—
Net change in cash, cash equivalents and restricted cash	$38,171	$(9,735)

Cash Flows Used in Operating Activities
Net cash used in operating activities increased by $9 during the year ended December 31, 2025 as compared to the same period in 2024. The increase was primarily due to higher general and administrative and research and development expenses and higher working capital requirements largely resulting from cash paid for excise tax, which was largely offset by higher interest and dividend income earned on our cash and cash equivalents resulting from the net proceeds received from the closing of the PIPE Investment in January 2025.
Cash Flows Used In Investing Activities
Net cash used in investing activities increased $1,531 during the year ended December 31, 2025 as compared to the same period in 2024. The increase was primarily due to higher development costs related to the Permian Basin Project, net of amounts reimbursable by Cottonmouth in accordance with the JDA. See Notes 3, 5, and 14 in the accompanying consolidated financial statements for further information.
Cash Flows From Financing Activities
Net cash provided by financing activities increased by $49,446 for the year ended December 31, 2025 as compared to the same period in 2024. The increase was due to the net proceeds received from the closing of the PIPE Investment in January 2025.
Liquidity and Capital Resources
We have not generated any revenue to date. We expect that future revenue generation opportunities would result from capital-lite opportunities to deploy our STG+® technology. Such opportunities include licensing technology and providing engineering, technical, and operational services.
As of December 31, 2025, we are still in the process of deploying our STG+® technology and have not derived revenue from our principal business activities. We do not expect to generate revenue unless and until we are able to deploy our STG+® technology. Since inception, we have incurred operating losses and generated negative operating cash flows that were primarily due to our general and administrative expenses and development activities.
We measure liquidity in terms of our ability to fund the cash requirements of our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs are primarily comprised of general and administrative expenses. As of December 31, 2025, we had cash and cash equivalents of $57,215. We expect that our cash and cash equivalents will be sufficient to fund our cash requirements, including ongoing general and administrative expenses, for the next 12 months from the reporting date.
Commitments and Contractual Obligations
As of December 31, 2025 and 2024, we had a restricted cash balance of $100. The restricted cash balance is maintained in support of a letter of credit.
Off-Balance Sheet Arrangements
As of December 31, 2025 and during the year then ended, we did not engage in any off-balance sheet arrangements, as defined in the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in conformity with U.S. GAAP as determined by the Financial Accounting Standards Board. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses and allocated charges during the reporting period. The following is a summary of certain critical accounting policies and estimates that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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

Unit-Based Compensation
We apply the fair value method under ASC 718, “Compensation — Stock Compensation” (“ASC 718”), in accounting for unit-based compensation to employees. Service-based units compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. The fair value of the equity award granted is estimated on the date of the grant. Performance-based units are expensed over the requisite service period, based on the probability of achieving the performance goal, with changes in expectations recognized as an adjustment to earnings in the period of the change. If the performance goal is not met, no unit-based compensation expense is recognized. No service-based or performance-based incentive units were granted during the years ended December 31, 2025 and 2024.
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

ITEM 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Verde Clean Fuels, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verde Clean Fuels, Inc and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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
March 27, 2026

We have served as the Company's auditor since 2022.

VERDE CLEAN FUELS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except share and per share amounts)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$57,215	$19,044
Restricted cash	100	100
Accounts receivable – other	145	226
Prepaid expenses and other current assets	466	804
Total current assets	57,926	20,174

Non-current assets:
Property, plant and equipment, net	62	1,096
Intellectual property and patented technology	1,925	1,925
Operating lease right-of-use assets, net	173	216
Deposits	161	161
Total non-current assets	2,321	3,398
Total assets	$60,247	$23,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$985	$734
Accrued liabilities	906	1,907
Operating lease liabilities	174	154
Other current liabilities	35	16
Total current liabilities	2,100	2,811

Non-current liabilities:
Operating lease liabilities	12	78
Total non-current liabilities	12	78
Total liabilities	2,112	2,889
Commitments and contingencies (see Note 8)

Stockholders’ equity
Class A common stock, par value $0.0001 per share, 22,049,621 and 9,549,621 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	2	1
Class C common stock, par value $0.0001 per share, 22,500,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	2	2
Additional paid in capital	64,070	37,503
Accumulated deficit	(34,215)	(27,257)
Noncontrolling interest	28,276	10,434
Total stockholders’ equity	58,135	20,683
Total liabilities and stockholders’ equity	$60,247	$23,572
The accompanying notes are an integral part of these consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(in thousands, except share and per share amounts)	2025	2024
General and administrative expenses	$11,927	$11,206
Research and development expenses	591	451
Impairment of property, plant and equipment	3,936	—
Total operating loss	16,454	11,657

Other (income)	(2,425)	(1,193)
Loss before income taxes	(14,029)	(10,464)
Income tax expense	106	51
Net loss	$(14,135)	$(10,515)
Net loss attributable to noncontrolling interest	$(7,177)	$(7,181)
Net loss attributable to Verde Clean Fuels, Inc.	$(6,958)	$(3,334)

Earnings per share
Weighted average Class A common stock outstanding, basic and diluted	17,842,927	6,286,033
Loss per share of Class A common stock	$(0.39)	$(0.53)
The accompanying notes are an integral part of these consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Consolidated Statement of Stockholders’ Equity for the Year Ended December 31, 2025

(in thousands, except share and per share amounts)	Class A Common		Class C Common		Additional Paid In Capital	Accumulated Deficit	Non controlling Interest	Total Stockholders’ Equity
	Shares	Values	Shares	Values
Balance – December 31, 2024	9,549,621	$1	22,500,000	$2	$37,503	$(27,257)	$10,434	$20,683
Issuance of Class A common stock to Cottonmouth	12,500,000	1	-	-	49,345	-	-	49,346
Share-based compensation	-	-	-	-	2,185	-	-	2,185
Rebalancing of ownership percentage for issuance of Class A shares	-	-	-	-	(25,019)	-	25,019	-
Equity offering cost adjustment	-	-	-	-	56	-	-	56
Net loss	-	-	-	-	-	(6,958)	(7,177)	(14,135)
Balance – December 31, 2025	22,049,621	$2	22,500,000	$2	$64,070	$(34,215)	$28,276	$58,135

The accompanying notes are an integral part of these consolidated financial statements.
VERDE CLEAN FUELS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Consolidated Statement of Stockholders’ Equity for the Year Ended December 31, 2024

(in thousands, except share and per share amounts)	Class A Common		Class C Common		Additional Paid In Capital	Accumulated Deficit	Non controlling Interest
	Shares	Values	Shares	Values				Total Stockholders’ Equity
Balance – December 31, 2023	9,387,836	$1	22,500,000	$2	$35,014	$(23,923)	$17,730	$28,824
Related party promissory note settlement	40,961	-	-	-	410	-	-	410
Conversion of restricted stock units	120,824	-	-	-	-	-	-	-
Share-based compensation	-	-	-	-	1,354	-	-	1,354
Rebalancing of ownership percentage for issuance of Class A shares	-	-	-	-	115	-	(115)	-
Adjustment of excise tax accrual	-	-	-	-	610	-	-	610
Net loss	-	-	-	-	-	(3,334)	(7,181)	(10,515)
Balance – December 31, 2024	9,549,621	$1	22,500,000	$2	$37,503	$(27,257)	$10,434	$20,683
The accompanying notes are an integral part of these consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(14,135)	$(10,515)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	16	13
Impairment of property, plant and equipment	3,936	—
Share-based compensation expense	2,185	1,354
Amortization of right-of-use assets	352	309
Changes in operating assets and liabilities
Prepaid expenses	294	(431)
Accounts payable	(218)	144
Accrued liabilities	(992)	540
Operating lease liabilities	(355)	(297)
Other changes in operating assets and liabilities	28	3
Net cash used in operating activities	(8,889)	(8,880)

Cash flows from investing activities:
Additions to property, plant and equipment	(7,685)	(2,550)
Reimbursements of development costs in accordance with the JDA	5,299	1,695
Net cash used in investing activities	(2,386)	(855)

Cash flows from financing activities:
Issuance of Class A common stock to Cottonmouth	50,000	-
Payment of equity issuance costs	(554)	-
Net cash provided by financing activities	49,446	-

Net change in cash, cash equivalents and restricted cash	38,171	(9,735)
Cash, cash equivalents and restricted cash, beginning of year	19,144	28,879
Cash, cash equivalents and restricted cash, end of period	$57,315	$19,144

Supplemental cash flows:
Capital expenditures in accounts payable and accrued liabilities (at period end)	$459	$406
Accounts receivable for reimbursement of capital expenditures (at period end)	$141	$214
Cash paid for income taxes	$192	$46
The accompanying notes are an integral part of these consolidated financial statements.

VERDE CLEAN FUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION
Overview
Verde Clean Fuels, Inc. (the “Company”, “Verde” and “Verde Clean Fuels”) owns an innovative and proprietary gas-to-liquids processing technology capable of converting low-value or stranded feedstocks into higher-value clean transportation fuels. Verde's synthesis gas (“syngas”)-to-gasoline plus (STG+®) process is designed to convert syngas, derived from a variety of feedstocks, including natural gas and biomass, into fully finished liquid fuels that require no additional refining. The STG+® technology is engineered for industrial-scale deployment and intended to be delivered in standardized modular units. The technology has been validated through a fully integrated demonstration plant that has completed over 10,000 hours of operation.
The Company is a Delaware corporation headquartered in Houston, Texas. The Company also has an office and demonstration plant in Hillsborough, New Jersey. See Notes 8 and 14 for further information.
The Company’s shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”), and warrants that were issued in the public offering are listed on Nasdaq under the symbols “VGAS” and “VGASW,” respectively. The Company’s primary stockholders are Bluescape Clean Fuels Holdings, LLC (“Holdings”) and Cottonmouth Ventures, LLC (“Cottonmouth”). Holdings is an affiliate of Bluescape Energy Partners, an alternative investment firm. Cottonmouth is a wholly-owned subsidiary of Diamondback Energy, Inc. (“Diamondback”). See Notes 3 and 7 for further information.
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
Risks and Uncertainties
The Company is currently in the development stage and has not yet commenced principal operations or generated revenue. The Company's ability to deploy its STG+® technology is subject to a number of risks and uncertainties including, but not limited to, the receipt of the necessary permits and regulatory approvals, commodity price risk impacting the decision to go forward with the projects, and the availability and ability to obtain the necessary financing for the construction and development of projects. The Company’s ability to operate and/or provide services to commercial production plants that utilize the STG+® technology is subject to many risks beyond its control, including regulatory developments, construction risks, and global and regional macroeconomic developments.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenues
The Company has not generated any revenue to date. The Company expects that future revenue generation opportunities would result from capital-lite opportunities to deploy its STG+® technology. Such opportunities include licensing technology and providing engineering, technical, and operational services.
General and Administrative Expenses
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
Research and Development Expenses
Research and development expenses primarily consist of activities related to the Company’s technology that are not capitalized, including labor (engineers and consultants), engineering software costs, and demonstration plant operations and maintenance costs.

Other Income
Other income primarily consists of interest and dividend income earned from the Company's cash and cash equivalents.
Cash and Cash Equivalents
Cash and cash equivalents include bank deposits as well as short-term, highly liquid investments with original maturities of three months or less.
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $250. Additionally, the Company’s investments held in a short-term money market fund are not guaranteed by the FDIC. As of December 31, 2025, the Company had not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.
Restricted Cash
The Company has restricted cash, which is maintained in support of a letter of credit.
Accounts Receivable – Other
Accounts receivable – other primarily consists of costs reimbursable by Cottonmouth in accordance with the joint development agreement (“JDA”) between the Company and Cottonmouth. See Notes 3, 5, and 14 for further information.
In accordance with Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, the Company’s accounts receivable are required to be presented at the net amount expected to be collected through an allowance for credit losses that are expected to occur over the life of the remaining life of the asset, rather than incurred losses. The Company considers the amounts due from Cottonmouth to be fully collectible and, accordingly, there was no allowance for credit losses recorded by the Company as of December 31, 2025 and 2024.
Other Current Assets
Other current assets primarily consist of deferred equity issuance costs and prepaid expenses.
As of December 31, 2024, the Company had $470 of deferred equity issuance costs in connection with the Company’s issuance of shares of its Class A common stock to Cottonmouth in January 2025. There were no deferred equity issuance costs as of December 31, 2025, as the deferred equity issuance costs were recorded within additional paid-in capital for the year ended December 31, 2025 as a reduction to the proceeds received from the issuance of the Class A common stock to Cottonmouth. See Note 3 for further information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature. The fair values of cash, restricted cash, cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses are estimated to approximate their respective carrying values as of December 31, 2025 and 2024 due to the short-term maturities of such instruments.
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
Antidilutive instruments, including outstanding warrants, stock options, certain restricted stock units (“RSUs”) and Sponsor earn out shares, were excluded from diluted earnings per share for the years ended December 31, 2025 and 2024 because the inclusion of such instruments would be anti-dilutive. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for all periods presented.
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
For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, they are recorded at their initial fair value on the date of issuance and are subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as a non-cash gain or loss in the consolidated statements of operations. See Note 10 for further information.

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Upon entry into the JDA with Cottonmouth, the Company determined that the Permian Basin Project (as defined in Note 3) was probable and began capitalizing associated directly identifiable costs as construction in progress assets, net of costs reimbursable to the Company by Cottonmouth in accordance with the JDA. See Notes 3, 5, and 14 for further information.
Maintenance and repairs are charged to expense as incurred, and improvements that increase the useful life of the asset are capitalized.
When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recorded in the consolidated statements of operations in the period realized.
Indefinite-Lived Intangible Assets
The Company’s intangible assets consist of its intellectual property and patented technology associated with its patented STG+® process technology. These assets are considered to be indefinite-lived intangible assets and, as such, are not subject to amortization.

Impairments
Long-Lived Assets
The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. See Notes 4, 5 and 14 for further information.
Intangible Assets
A qualitative assessment of indefinite-lived intangible assets is performed in order to determine whether further impairment testing is necessary. In performing this analysis, macroeconomic conditions, industry and market conditions are considered in addition to current and forecasted financial performance, entity-specific events and changes in the composition or carrying amount of net assets. Following our analysis of qualitative impairment indicators, intellectual property is tested for impairment using certain valuation methods, such as the discounted cash flow or relief-from-royalty methods. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss is recognized equal to the difference. See Note 4 for further information.
Leases
The Company accounts for leases under ASC 842, “Leases” (“ASC 842”). The core principle of this standard is that a lessee should recognize the assets and liabilities that arise from leases by recognizing a liability to make lease payments (the lease liability) and a right-of-use asset (“ROU asset”) representing the lessee’s right to use, or control the use of, the underlying asset for the lease term. In accordance with the guidance of ASC 842, leases are classified as finance or operating leases, and both types of leases are recognized in the consolidated balance sheets.
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
The determination of fair value of stock options requires significant judgment and the use of estimates, particularly with regard to Black-Scholes assumptions. The key assumptions for the Black-Scholes model include the expected term, risk-

free interest rate, volatility, and dividend yield. The Company estimates the key assumptions for the Black-Scholes model as follows:
•expected term is based on peer benchmarking and expectations;
•risk-free interest rate is based on U.S. Treasury yield curve rates with maturities similar to the expected term; and
•volatility is based on the volatility of various publicly traded peer companies.
The Company currently uses an expected dividend yield of zero. The Company also assesses whether or not a discount for lack of marketability is applied based on certain liquidity factors.
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
Recent Accounting Standards
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires public entities, on an annual basis, to provide: a tabular rate reconciliation (using both percentages and reporting currency amounts) of (1) the reported income tax expense (or benefit) from continuing operations, to (2) the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal (national) income tax rate of the jurisdiction (country) of domicile using specific categories, and separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold. For each annual period presented, ASU 2023-09 also requires all reporting entities to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign. It also requires additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). ASU 2023-09 is effective for public entities for fiscal years beginning after December 15, 2024. ASU 2023-09 is to be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and the required disclosures are included in Note 12.
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
NOTE 3 – COTTONMOUTH AND PERMIAN BASIN PROJECT
Overview

Cottonmouth is the Company’s second largest stockholder. and is a wholly-owned subsidiary of Diamondback, an independent oil and natural gas company headquartered in Midland, Texas, focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. See Note 1 for further information.
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
Permian Basin Project
In February 2024, Verde and Cottonmouth entered into a JDA related to the proposed development, construction, and operation of a natural gas-to-gasoline plant in the Permian Basin utilizing Verde’s STG+® technology and associated natural gas from Diamondback’s operations (the “Permian Basin Project”). The JDA frames the contracts contemplated to be entered into between the parties and outlines the conditions precedent for the parties to enter into definitive documents and achieve final investment decision (“FID”) to proceed with the Permian Basin Project. The JDA conditions precedent include finalizing applicable project contracts, obtaining necessary permits, obtaining project financing on terms satisfactory to each party, and receiving FID by each party.
In June 2024, the Company entered into a contract with Chemex Global, LLC (“Chemex”), a Shaw Group company (“Shaw”), for a front-end engineering and design (“FEED”) study related to the Permian Basin Project. In connection with entering into the JDA and the commencement of the FEED study, the Company began to incur development costs with respect to the project. Under the terms of the JDA, 65% of the approved development costs incurred by the Company (which include costs associated with the FEED study) are reimbursed by Cottonmouth. The FEED study was completed in December 2025.
On February 6, 2026, the Company announced the suspension of development of the Permian Basin Project primarily as a result of changing market conditions driven by increasing demand for natural gas in the Permian Basin. For the year ended December 31, 2025, the Company recorded an impairment of property, plant and equipment of $3,936, which represented the full value of the Company's construction in progress assets. See Notes 4, 5, 7 and 14 for further information.
Second Investment
In December 2024, the Company entered into a Class A common stock purchase agreement (the “Purchase Agreement”) with Cottonmouth pursuant to which the Company agreed to issue and sell to Cottonmouth in a private placement an aggregate of 12,500,000 shares of its Class A common stock at a price of $4.00 per share for an aggregate purchase price of $50,000 (the “PIPE Investment”). Closing of the PIPE Investment occurred on January 29, 2025.
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
NOTE 4 – IMPAIRMENTS

Long-Lived Assets
As of December 31, 2025, the Company evaluated the recoverability of its construction in progress (“CIP”) assets associated with the Permian Basin Project as a result of changing market conditions driven by increasing demand for natural gas in the Permian Basin. The Company determined that such factors that ultimately led to the suspension of the Permian Basin Project in February 2026 were present as of December 31, 2025. The Company further determined that the carrying value of its CIP assets related to the Permian Basin Project were not likely to be recoverable. The Company determined the fair value of its CIP assets using a Level 3 non-recurring fair value measurement based on the Company’s estimate of the assets’ remaining fair value, considering the suspension of the Permian Basin Project and the limited alternative use of the underlying assets. Accordingly, for the year ended December 31, 2025, the Company recorded an impairment of $3,936, representing 100% of the carrying value of its CIP assets, reducing the carrying value of such assets to zero as of December 31, 2025. See Notes 3, 5, and 14 for additional detail.
Intangible Assets
As of December 31, 2025, the Company also evaluated the recoverability its intellectual property (“IP”) intangible assets in light of changing market conditions driven by increasing demand for natural gas in the Permian Basin. The Company determined that changing market conditions related to natural gas in the Permian Basin were specific to a particular feedstock and region whereas its IP assets that support the STG+® technology can be applied to produce fully finished liquid fuels from diverse feedstocks in various regions where low-value or stranded feedstocks may be present. The Company further determined that the fair value of its IP assets exceeded its carrying value and did not record an impairment.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The Company's major classes of property, plant and equipment are as follows:

	As of December 31,
(in thousands)	2025	2024
Construction in progress, net	$—	$1,029
Computers, office equipment and hardware	42	34
Furniture and fixtures	47	47
Machinery and equipment	44	44
Property, plant and equipment	133	1,154
Less: accumulated depreciation	71	58
Property, plant and equipment, net	$62	$1,096

For the year ended December 31, 2025, the Company recorded an impairment for the full value of its CIP assets. Prior to the impairment, the Company's CIP assets were comprised of capitalized development costs (which include costs associated with the FEED study) related to the Permian Basin Project, net of costs reimbursable by Cottonmouth in accordance with the JDA. See Notes 4, 7 and 14 for further information.
Depreciation expense was $16 and $13 for the years ended December 31, 2025 and 2024, respectively. Depreciation expense of $14 and $2 is included in general and administrative and research and development expense, respectively, for the year ended December 31, 2025. Depreciation expense of $10 and $3 is included in general and administrative and research and development expense, respectively, for the year ended December 31, 2024.

NOTE 6 - ACCRUED LIABILITIES
The Company’s accrued liabilities are as follows:

(in thousands)	As of December 31,
	2025	2024
Accrued compensation	$468	$331
Accrued construction in progress	9	-
Accrued legal fees	261	468
Accrued professional fees	120	68
Accrued excise tax liability	-	978
Other accrued expenses	48	62
Total accrued liabilities	$906	$1,907
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
As of December 31, 2024, the Company had recorded an accrual for an excise tax liability of $978. During the year ended December 31, 2024, the Company reduced the estimated excise tax liability by $610, which was recorded as an increase to additional paid in capital within stockholders’ equity upon finalization of the calculation of the amount owed and ultimate submission of the excise tax return filed.
During the year ended December 31, 2025, the accrued excise tax liability was paid in full.
NOTE 7 – RELATED PARTY TRANSACTIONS
Holdings
The Company has a related party relationship with Holdings whereby Holdings holds a majority ownership in the Company via voting shares and has control of its Board of Directors. Further, Holdings possesses 3,500,000 earn out shares. The Holdings equity compensation instruments consist of 1,000 authorized and issuable Series A Incentive Units (the “Series A Incentive Units”) and 1,000 authorized and issuable Founder Incentive Units (the “Founder Incentive Units”). Certain of the Company’s management hold Series A Incentive Units and Founder Incentive Units that entitle them to participate in the earnings of and distributions by Holdings after a specified return to the Series A Preferred Unit holders. See Notes 1, 9, 11 and 14 for further information.
Cottonmouth
The Company has a related party relationship with Cottonmouth due to its ownership interest in the Company’s Class A common stock. See Notes 1 and 3 for further information.
Shaw
In June 2024, the Company entered into a contract with Chemex, a Shaw company, for a FEED study related to the Permian Basin Project. Also in June 2024, the parent organization of Holdings, through a separate subsidiary, made an unrelated preferred equity investment in Shaw and, in connection with the investment, Jonathan Siegler, a Company director, was appointed as a director of Shaw. The FEED study was completed in December 2025; however, the Permian Basin Project was suspended in February 2026. See Notes 3, 5 and 14 for further information.
Five Star Clean Fuels
A subsidiary of the Company is a party to a letter agreement with Five Star Clean Fuels LLC, formerly known as Arb Clean Fuels Management LLC (“Five Star Clean Fuels”). The letter agreement purports to grant Five Star Clean Fuels certain non-exclusive rights to utilize the STG+® technology and reflects an intent to enter into mutually acceptable to be negotiated agreements related to a potential site in Odessa, Texas. Martijn Dekker, a Company director, is an officer and director of Five Star Clean Fuels and his affiliate has an ownership interest in Five Star Clean Fuels. See Note 14 for further information.
Promissory Note
On February 15, 2023, the Company entered into a promissory note with the Sponsor for $410 (the “Promissory Note”). The Promissory Note canceled and superseded all prior promissory notes. The Promissory Note was non-interest bearing and the entire principal balance of the Promissory Note was payable on or before February 15, 2024 in cash or shares at the Company’s election. On February 15, 2024, the Company settled the Promissory Note through the issuance of shares of its Class A common stock at a conversion price of $10.00 per share. As a result, during the year ended December 31, 2024, 2024, the Company issued 40,961 shares of its Class A common stock and recorded an increase to additional paid-in capital of $410.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Leases
The Company leases its office in Houston, Texas and its office and demonstration plant in Hillsborough, New Jersey. The Company's lease for its office in Houston is through February 2027 and its lease for its office and demonstration plant in Hillsborough, New Jersey is through April 2026. Subsequent to the year ended December 31, 2025, the Company extended its lease for its office and demonstration plant in Hillsborough, New Jersey for an additional year through April 2027. See Notes 1 and 13 for further information.
For the years ended December 31, 2025 and 2024, the Company determined that the rent portion of such leases qualified as an operating lease under ASC 842.
For the years ended December 31, 2025 and 2024, the Company had expenses related to its operating leases as follows:

(in thousands)	Statements of Operations	For The Year Ended December 31,
Lease Cost	Classification	2025	2024
Operating lease cost	General and administrative expense	$377	$336
Variable lease cost	General and administrative expense	189	170
Total operating lease cost		$566	$506

As of December 31, 2025, maturities of the Company’s operating leases are as follows:

(in thousands)
Maturity of lease liabilities	Operating Leases
2026	$178
2027	12
Total future minimum lease payments	190
Less: interest	(4)
Present value of lease liabilities	$186
For the years ended December 31, 2025 and 2024, supplemental information related to the Company’s operating lease arrangements are as follows:

(in thousands)	For The Year Ended December 31,
Operating lease – supplemental information	2025	2024
ROU assets obtained in exchange for operating lease	$309	$353
Weighted average remaining lease term – operating leases	0.7 years	1.4 years
Discount rate – operating leases	7.50%	7.50%
Commitments
As of December 31, 2025 and 2024, the Company had restricted cash of $100.
Contingencies
As of December 31, 2025 and 2024, the Company was not party to any litigation and has not recorded any contingent liabilities. Subsequent to December 31, 2025, Five Star Clean Fuels filed an original petition against the Company seeking a declaratory judgment that a letter agreement between a subsidiary of the Company and a predecessor of Five Star Clean Fuels constituted a binding contract that effectuates a grant to Five Star Clean Fuels of certain non-exclusive rights to utilize the STG+® technology. See Note 14 for further information.
NOTE 9 – STOCKHOLDERS' EQUITY
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

Notwithstanding the foregoing, the shares of Earn Out Equity will vest in the event of a sale of the Company at a price that is equal to or greater than the applicable trigger price payable to the buyer of the Company. The Earn Out Equity was issued in connection with the Business Combination on February 15, 2023. Holdings earn out shares are neither issued nor outstanding as of December 31, 2025 as the performance requirements for vesting were not achieved. All Sponsor Shares granted in connection with the Business Combination were issued and outstanding as of December 31, 2025 and 2024.
Sponsor Shares subject to forfeiture pursuant to the above terms that do not vest in accordance with such terms shall be forfeited.
Based on the trading price of the Company's Class A common stock, the market conditions were not met and no shares of Earn Out Equity were vested as of December 31, 2025.
Share-based Compensation
The Company records compensation expense related to share-based compensation arrangements within general and administrative expenses. The total compensation expense incurred related to the Company’s equity-based compensation plans was $2,185 and $1,354 for the years ended December 31, 2025 and 2024, respectively.
No related income tax benefits were recognized during the years ended December 31, 2025 and 2024.
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
The fair value of stock options granted during 2025 was $1.43 per option for options granted to both employees and officers and to non-employee directors. The fair value of stock options granted in 2025 was determined using the following assumptions as of the grant date:

Risk-free interest rate	4.5%
Expected term	3.5 years
Volatility	40%
Dividend yield	zero
Discount for lack of marketability	zero

During the year ended December 31, 2025, the Company had changes in stock options as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2024	3,387,638	$7.82	5.7
Granted	2,726,306	$4.76	7.0
Exercised	-	-	-
Forfeited / expired	(192,288)	$5.99	-
Outstanding as of December 31, 2025	5,921,656	$6.47	5.6
Unvested as of December 31, 2025	4,483,397	$5.93	5.9
Exercisable as of December 31, 2025	820,253	$5.99	5.4
As of December 31, 2025, there were 4,927,397 options granted to employees and officers outstanding, of which 3,929,700 were unvested, and 994,259 options granted to non-employee directors outstanding, of which 553,697 were unvested. See Notes 2 and 11 for further information.
As of December 31, 2025, unrecognized compensation expense related to unvested stock options was $4,848, and the remaining compensation cost is expected to be recognized over a weighted-average period of 1.78 years. There was no cash received from the exercise of stock options for the years ended December 31, 2025 and 2024. There was no intrinsic value for all stock option awards as of December 31, 2025.
RSUs
In April 2023, the Company granted 141,656 RSUs to non-employee directors. In April 2024, all of the previously granted RSUs vested. In May 2024, the Company settled 120,824 of the vested RSUs through issuance of 120,824 shares of Class A common stock. As of December 31, 2025, the Company has not yet settled 20,832 of the vested RSUs, as the awardee elected to defer receipt. The Company includes the vested and deferred RSUs within weighted-average shares outstanding for the computation of basic and diluted loss per share.
RSU compensation expense was $0 and $198,125 for the years ended December 31, 2025 and 2024, respectively.
See Notes 2 and 11 for further information.
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
In connection with the Closing of the Business Combination, all of the outstanding and unvested Series A Incentive Units and Founder Incentive Units became fully vested. For the year ended December 31, 2023, the Company accelerated the remaining share-based payment expense for the Series A Incentive Units and recorded such expense in general and administrative expenses. For the years ended December 31, 2025, 2024 and 2023, the Company did not record additional share-based compensation expense for the Founder Incentive Units as certain conditions had not been met. The Company continues to evaluate the conditions related to the Founder Incentive Units. As of December 31, 2025, such conditions continue to not have been met.
See Notes 7 and 14 for further information.
NOTE 10 – WARRANTS
There were 15,383,263 warrants outstanding as of December 31, 2025 (the “Warrants”). Each Warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below. However, no Warrants will be exercisable for cash unless there is an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to such shares of Class A common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants is not effective within a specified period following the consummation of the Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the Warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of Class A common stock for the five trading days ending on the trading day prior to the date of exercise. The Warrants will expire on February 15, 2028, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
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
No Warrants were exercised during the years ended December 31, 2025 and 2024.
NOTE 11 – LOSS PER SHARE
Loss per share
The following table sets forth the computation of net loss used to compute basic net loss per share of Class A common stock:

	For The Year Ended December 31,
(in thousands, except share and per share amounts)	2025	2024
Net loss attributable to Verde Clean Fuels, Inc.	$(6,958)	$(3,334)
Basic weighted-average shares outstanding	17,842,927	6,286,033
Dilutive effect of share-based awards	-	-
Diluted weighted-average shares outstanding	17,842,927	6,286,033
Basic loss per share	$(0.39)	$(0.53)
Diluted loss per share	$(0.39)	$(0.53)
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
As of December 31, 2025, the Company has not yet settled 20,832 of the vested RSUs, as the awardee elected to defer receipt. The Company includes the vested and deferred RSUs within weighted-average shares outstanding for the computation of basic and diluted loss per share. See Note 9 for further information.
The following amounts were not included in the calculation of net loss per diluted share for the periods presented because their effects were anti-dilutive:

	As of December 31,
	2025	2024
Warrants	15,383,263	15,383,263
Sponsor earn out shares (1)	3,234,375	3,234,375
Stock options	5,921,656	3,387,638
Total anti-dilutive instruments	24,539,294	22,005,276

(1)Excludes 3,500,000 Class C earn out shares convertible into shares of Class A common stock. Shares of Class C common stock are not participating securities; thus, the application of the two-class method is not required. See Note 9 for further information.
Noncontrolling Interests
As of December 31, 2024, the ownership interests of the Class A common stockholders and the NCI were 29.80% and 70.20%, respectively. As of December 31, 2025, the ownership interests of the Class A common stockholders and the NCI were 49.49% and 50.51%, respectively. The change in ownership interests was due to the issuance of Class A common stock to Cottonmouth during the year ended December 31, 2025. See Note 3 for further information.
NOTE 12 – INCOME TAX
As of December 31, 2025, the Company holds 49.49% of the economic interest in OpCo, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, OpCo generally is not subject to U.S. federal income tax under current U.S. tax laws. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of OpCo.
The components of the Company's income tax expense are as follows:

	For The Year Ended December 31,
(in thousands)	2025	2024
Current:
Federal	$74	$50
State	32	1
Total current	106	51
Deferred:
Federal	—	—
State	—	—
Total deferred	—	—
Total income tax expense	$106	$51
The Company’s effective tax rate was (0.8)% for the year ended December 31, 2025 and was (0.5)% for the year ended December 31, 2024. The effective income tax rates for each period differed significantly from the statutory rate primarily due to the losses allocated to NCI and the recognition of a valuation allowance as a result of the Company’s tax structure.

For the year ended December 31, 2025, a reconciliation of income tax expense following adoption of ASU 2023-09 is as follows:

	For The Year Ended December 31,
	2025
(in thousands)	Amount	Rate
Tax provision at statutory rate	$(2,946)	21.00%
State taxes, net of federal benefit	25	(0.17)%
Valuation allowance	1,737	(12.38)%
Nontaxable or nondeductible items:
Non-controlling interests	1,507	(10.74)%
Other adjustments:
Share-based compensation	(218)	1.55%
Other items	1	(0.02)%
Income tax expense	$106	(0.76)%
For the year ended December 31, 2025, the amounts of cash paid for income taxes were as follows:

(in thousands)	For The Year Ended December 31, 2025
U.S. Federal	$137
U.S. State	55
Income tax cash payments	$192
For the year ended December 31, 2024, a reconciliation of income tax expense prior to the adoption of ASU 2023-09 is as follows:

For The Year Ended December 31,
(in thousands)	2024
Computed tax (21%)	$(2,197)
Income tax benefits attributable to noncontrolling interests	1,509
Change in tax basis of OpCo	1,555
Change in valuation allowance	(755)
Other items	(61)
Income tax expense	$51
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Noncurrent deferred tax assets (liabilities) were as follows:

	As of December 31,
(in thousands)	2025	2024
Deferred tax liabilities:
Total deferred tax liabilities	$—	$—
Deferred tax assets:
Intangible assets	$197	$193
Stock-based compensation	316	99
Investment in OpCo	9,407	7,891
Net operating losses	1	—
Total deferred tax assets	9,921	8,183
Valuation allowance	(9,921)	(8,183)

Total net deferred tax assets	$—	$—
The Company has assessed the realizability of its net deferred tax assets and that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of December 31, 2025, the Company has maintained a full valuation allowance against its deferred tax assets, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of the allowance.
The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. Federal, state and local income tax returns that may be subject to audit in future periods. No U.S. Federal, state and local income tax returns are currently under examination by the respective taxing authorities.
On July 4, 2025, the “One Big, Beautiful Bill Act” (“OBBB Act”) was signed into federal law. The OBBB Act included multiple provisions applicable to U.S. income tax for businesses, including bonus depreciation for qualified tangible property, immediate expensing of research expenditures, and updates to the calculation of disallowed interest. For the year ended December 31, 2025, the Company recognized the provisions of the OBBB Act in determining its income tax expense, including immediate expensing of research expenditures.
Tax Receivable Agreement
On the Closing Date, in connection with the consummation of the Business Combination and as contemplated by the Business Combination Agreement, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Holdings (together with its permitted transferees, the “TRA Holders,” and each a “TRA Holder”) and the Agent (as defined in the Tax Receivable Agreement). Pursuant to the Tax Receivable Agreement, the Company is required to pay each TRA Holder 85% of the amount of realized tax benefit, if any, in U.S. federal, state and local income and franchise tax that the Company actually realizes (computed using certain simplifying assumptions) or is deemed to realize in certain circumstances in periods after the Closing Date as a result of, as applicable to each such TRA Holder, (i) certain increases in tax basis that occur as a result of the Company’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s Class C OpCo Units pursuant to the exercise of the OpCo Exchange Right, a Mandatory Exchange or the Call Right (each as defined in the Amended and Restated LLC Agreement of OpCo) and (ii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the Tax Receivable Agreement. The Company will retain the benefit of the remaining 15% of these net cash savings. The Tax Receivable Agreement contains a payment cap of $50,000, which applies only to certain payments required to be made in connection with the occurrence of a change of control. The payment cap would not be reduced or offset by any amounts previously paid under the Tax Receivable Agreement or any amounts that are required to be paid (but have not yet been paid) for the year in which the change of control occurs or any prior years.
As of December 31, 2025 and 2024, the Company did not record a tax receivable liability.

NOTE 13 - SEGMENT INFORMATION

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
The operating loss of the segment is the same as the Company’s consolidated operating loss as reported in the consolidated statements of operations. The measure of segment assets is reported in the Company’s consolidated balance sheets as total assets.
The following table presents information about the Company’s significant expenses. A significant segment expense is an expense that is significant to the segment considering qualitative and quantitative factors, regularly provided or easily computed from information regularly provided to the CODM and is included in the reported measure of segment profit or loss. The Company’s significant expenses are aggregated and presented as general and administrative and research and development financial statement line items in the consolidated statements of operations. Other segment items represent the difference between reported significant segment expenses and consolidated operating loss.
For the years ended December 31, 2025 and 2024, the Company's operating loss by significant segment expenses were as follows:

	For The Year Ended December 31,
(in thousands)	2025	2024
Outside services	$4,253	$4,948
Employee compensation-related	3,308	2,632
Insurance	1,066	1,395
Share-based compensation	2,185	1,354
Rent, property and office	1,307	888
Other segment items (1)	399	440
Impairment of property, plant and equipment	3,936	—
Total operating loss	$16,454	$11,657
(1) Other segment items primarily include depreciation and amortization, meals, travel, and conference expense, and franchise taxes.
NOTE 14 – SUBSEQUENT EVENTS
On February 6, 2026, the Company announced the suspension of development of the Permian Basin Project primarily as a result of changing market conditions driven by increasing demand for natural gas in the Permian Basin. See Notes 3, 4 and 5 for further information.
On February 18, 2026, the Company announced a revised strategy to deploy its innovative and proprietary liquid fuels processing technology through capital-lite opportunities. The shift in strategy is intended to identify the most effective pathways to commercialize the STG+® technology with a disciplined approach to capital allocation. Related to its revised strategy, the Company has implemented and intends to continue implementing aggressive cost savings initiatives targeting a 50% reduction in costs in 2026 as compared to 2025. In connection with this initiative, the Company’s Board of Directors has created a Restructuring Committee and appointed director Jonathan Siegler as the sole member of that committee. The Restructuring Committee’s mandate includes overseeing all aspects of the Company’s revised strategy and evaluation of strategic alternatives while ensuring the Company remains fully NASDAQ-compliant. In connection with its cost savings initiatives, the Company is streamlining its Board of Directors. Related thereto, current directors Martijn Dekker and Dail St. Claire will not be standing for re-election at the end of their term. See Note 7 for further information.
On February 27, 2026, Five Star Clean Fuels filed an original petition against the Company seeking a declaratory judgment that a letter agreement between a subsidiary of the Company and a predecessor of Five Star Clean Fuels constituted a binding contract that effectuates a grant to Five Star Clean Fuels of certain non-exclusive rights to utilize the STG+®

technology. The petition primarily seeks non-monetary relief other than court costs and attorney fees. The Company intends to defend its position against the claim. At this time, the Company is unable to reasonably estimate a possible financial loss or range of financial loss, if any, that may be incurred to resolve this matter. See Note 7 for further information.
On March 20, 2026, the Company announced the appointment of George Burdette as Chief Executive Officer (“CEO”) and engagement of Roth Capital Partners (“Roth”) as financial advisor to assist the Company in evaluating strategic alternatives. These announcements are part of the Company’s continued advancement of its previously announced restructuring and cost reduction initiatives. Mr. Burdette succeeds Ernie Miller who is stepping down from his role as CEO to pursue another opportunity. Mr. Miller will remain with the Company as a senior advisor. Mr. Burdette, who has served as the Company’s Chief Financial Officer (“CFO”) since October 2024, will also continue in that role. See Notes 7 and 9 for further information.
Also subsequent to the year ended December 31, 2025, the Company extended its lease for its office and demonstration plant in Hillsborough, New Jersey for an additional year through April 2027. See Notes 1 and 8 for further information.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this Annual Report.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that its internal controls over financial reporting as of December 31, 2025 were effective.

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
The remaining information required by Item 10 is incorporated herein by reference from our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (“2026 Proxy”) to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2025.
ITEM 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference from our 2026 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2025.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference from our 2026 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2025.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference from our 2026 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2025.
ITEM 14. Principal Accountant Fees and Services.
The Company’s independent registered public accounting firm is Deloitte & Touche LLP, PCAOB ID: 34
The information required by Item 14 is incorporated herein by reference from our 2026 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2025.

PART IV
ITEM 15. Exhibits, Consolidated Financial Statement Schedules
(A)The following documents are filed as part of this Annual Report:
(1)Consolidated Financial Statements:
See Item 8. Financial Statements and Supplementary Data.
(2)Consolidated Financial Statement Schedules:
None.
(3)Exhibits
The following is a list of exhibits filed as part of this Annual Report:

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1†	Business Combination Agreement, dated as of August 12, 2022, by and among the Company, CENAQ, Holdings, OpCo and Sponsor.	8-K	001-40743	2.1	8/12/2022
2.2	Amendment No. 1 to the Business Combination Agreement, dated December 21, 2022 by and among CENAQ, OpCo, Holdings, Intermediate and Sponsor.	8-K	001-40743	2.2	2/21/2023
3.1	Fifth Amended and Restated Certificate of Incorporation of Verde Clean Fuels, Inc.	8-K	001-40743	3.1	1/29/2025
3.2	Certificate of Correction to Fifth Amended and Restated Certificate of Incorporation of Verde Clean Fuels, Inc.	8-K	001-40743	3.1	4/7/2025
3.3	Amended and Restated Bylaws of Verde Clean Fuels, Inc.	8-K	001-40743	3.2	2/21/2023
4.1	Specimen Unit Certificate.	S-1	333-253695	4.1	8/6/2021
4.2	Specimen Class A Common Stock Certificate.	S-1	333-253695	4.2	8/6/2021
4.3	Specimen Warrant Certificate.	S-1	333-253695	4.3	8/6/2021
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and CENAQ Energy Corp., dated August 17, 2021.	8-K	001-40743	4.4	8/17/2021
4.5	Description of Securities of Verde Clean Fuels, Inc.	10-K	001-40743	4.5	3/28/2025
10.1	Form of Verde Clean Fuels Indemnification Agreement.	8-K	001-40743	10.1	2/21/2023
10.2	2023 Omnibus Incentive Plan.	8-K	001-40743	10.2	2/21/2023

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.3	Form of Non-Employee Director Stock Option Grant Notice and Award Agreement.	10-Q	001-40743	10.1	8/13/2024
10.4	Letter Agreement, dated as of August 12, 2021, by and among CENAQ Energy Corp. and its officers and directors and CENAQ Sponsor, LLC.	8-K	001-40743	10.1	8/17/2021
10.5	Amendment No. 1 to Sponsor Letter Agreement, dated as of October 26, 2022, by and among CENAQ Energy Corp. and its officers and directors and CENAQ Sponsor, LLC.	8-K	001-40743	10.9	2/21/2023
10.6	Amendment No. 2 to Sponsor Letter Agreement, dated as of February 14, 2023, by and among CENAQ Energy Corp. and its officers and directors and CENAQ Sponsor, LLC.	8-K	001-40743	10.10	2/21/2023
10.7	Sponsor Agreement, dated as of August 12, 2022, by and among the Company, CENAQ, Holdings and Sponsor.	8-K	001-40743	10.1	8/12/2022
10.8	Underwriters Letter, dated as of August 12, 2022, by and among Intermediate, CENAQ, Holdings and the underwriters.	8-K	001-40743	10.2	8/12/2022
10.9	Form of Subscription Agreement.	8-K	001-40743	10.3	8/12/2022
10.10	Tax Receivable Agreement, dated February 15, 2023, by and among Verde Clean Fuels, Inc. and the persons named therein.	8-K	001-40743	10.5	2/21/2023
10.11	A&R Registration Rights Agreement, dated February 15, 2023, by and among Verde Clean Fuels, Inc. and the persons named therein.	8-K	001-40743	10.6	2/21/2023
10.12	OpCo A&R LLC Agreement, including any Certificates of Designations.	8-K	001-40743	10.7	2/21/2023
10.13	Lock-Up Agreement, dated as of August 12, 2022.	8-K	001-40743	10.5	8/12/2022
10.14	Equity Participation Right Agreement, dated as of February 13, 2023, by and among CENAQ, OpCo and Cottonmouth.	8-K	001-40743	10.4	2/14/2023
10.15	Lease Agreement, dated as of March 1, 2011, by and between Hillsborough Park, L.L.C. and Primus Green Energy (the "Lease Agreement").	10-K	001-40743	10.13	3/31/2023
10.16	First Amendment to the Lease Agreement, dated as of June 16, 2015, by and between Hillsborough Park, L.L.C. and Primus Green Energy.	10-K	001-40743	10.14	3/31/2023

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.17	Second Amendment to the Lease Agreement, dated as of December 24, 2018, by and between Hillsborough Park, L.L.C. and Primus Green Energy.	10-K	001-40743	10.15	3/31/2023
10.18	Third Amendment to the Lease Agreement, dated as of December, 2019 by and between Hillsborough Park, L.L.C. and Primus Green Energy.	10-K	001-40743	10.16	3/31/2023
10.19	Fourth Amendment to the Lease Agreement, dated as of December 29, 2020, by and between Hillsborough Park, L.L.C. and Bluescape Clean Fuels, LLC.	10-K	001-40743	10.17	3/31/2023
10.20	Fifth Amendment to the Lease Agreement, dated as of December 20, 2021, by and between Hillsborough Park, L.L.C. and Bluescape Clean Fuels, LLC.	10-K	001-40743	10.18	3/31/2023
10.21	Sixth Amendment to the Lease Agreement, dated as of January 4, 2023, by and between Hillsborough Park, L.L.C. and Bluescape Clean Fuels, LLC.	10-K	001-40743	10.19	3/31/2023
10.22	Promissory Note, dated February 15, 2023, issued to the CENAQ Sponsor by Verde Clean Fuels.	10-K	001-40743	10.20	3/31/2023
10.23	Employment Agreement, dated as of April 12, 2023 by and between the Company and Ernest B. Miller.	8-K	001-40743	10.1	4/17/2023
10.24	Employment Agreement, dated as of April 12, 2023 by and between the Company and John Doyle.	8-K	001-40743	10.2	4/17/2023
10.25	Seventh Amendment to the Lease Agreement, dated as of January 10, 2024, by and between Hillsborough Park, L.L.C. and Bluescape Clean Fuels, LLC	10-K	001-40743	10.22	3/28/2024
10.26	Joint Development Agreement dated as of February 6, 2024, by and between the Company and Cottonmouth.	10-K	001-40743	10.26	3/28/2025
10.27	Employment Agreement, dated as of September 30, 2024 by and between the Company and George W. Burdette III.	8-K	001-40743	10.1	9/30/2024
10.28	Class A Common Stock Purchase Agreement dated as of December 18, 2024, by and between the Company and Cottonmouth.	8-K	001-40743	10.1	12/19/2024
10.29	Eighth Amendment to the Lease Agreement, dated January 6, 2025, by and between Hillsborough Park, L.L.C., and Bluescape Clean Fuels, LLC	10-K	001-40743	10.29	3/28/2025

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.30	Amendment No. 1 to the Equity Participation Right Agreement dated as of January 29, 2025, by and among the Company, OpCo and Cottonmouth.	8-K	001-40743	10.1	1/29/2025
10.31	Second Amended and Restated Registration Rights Agreement dated January 29, 2025, by and among Verde and the persons named therein.	8-K	001-40743	10.1	1/29/2025
10.32	Ninth Amendment to the Lease Agreement, dated January 23, 2026, by and between Hillsborough Park, L.L.C., and Bluescape Clean Fuels, LLC					X
19.1	Insider Trading Policy.	10-K	001-40743	19.1	3/28/2024
21.1	List of subsidiaries.	8-K	001-40743	21.1	2/21/2023
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature pages of this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.	10-K	001-40743	97.1	3/28/2024
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

March 27, 2026	Verde Clean Fuels, Inc.

	By:	/s/ George Burdette
	Name:	George Burdette
	Title:	Chief Executive Officer
(Principal Executive Officer)

March 27, 2026

	By:	/s/ George Burdette
		Name:	George Burdette
		Title:	Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints George Burdette as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ George Burdette	Chief Executive Officer	March 27, 2026
George Burdette	(Principal Executive Officer)

/s/ George Burdette	Chief Financial Officer	March 27, 2026
George Burdette	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ron Hulme	Chairman of the Board	March 27, 2026
Ron Hulme

/s/ Johnny Dossey	Director	March 27, 2026
Johnny Dossey

/s/ Curtis Hébert, Jr.	Director	March 27, 2026
Curtis Hébert, Jr.

/s/ Duncan Palmer	Director	March 27, 2026
Duncan Palmer

/s/ Jonathan Siegler	Director	March 27, 2026
Jonathan Siegler

/s/ Dail St. Claire	Director	March 27, 2026
Dail St. Claire

/s/ Graham van’t Hoff	Director	March 27, 2026
Graham van’t Hoff