Form 10-Q
period 2026-03-31
Verde Clean Fuels, Inc.
filed 2026-05-12
CIK 1841425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 11, 2026, there were 22,049,621 shares of Class A common stock and 22,500,000 shares of Class C common stock of the registrant outstanding.

i

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(in thousands, except share and per share amounts)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$54,281	$57,215
Restricted cash	100	100
Accounts receivable – other	4	145
Prepaid expenses and other current assets	943	466
Total current assets	55,328	57,926

Non-current assets:
Property, plant and equipment, net	57	62
Intellectual property and patented technology	1,925	1,925
Operating lease right-of-use assets, net	439	173
Deposits	161	161
Total non-current assets	2,582	2,321
Total assets	$57,910	$60,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$284	$985
Accrued liabilities	786	906
Operating lease liabilities	429	174
Other current liabilities	41	35
Total current liabilities	1,540	2,100

Non-current liabilities:
Operating lease liabilities	32	12
Total non-current liabilities	32	12
Total liabilities	1,572	2,112
Commitments and contingencies (see Note 8)

Stockholders’ equity
Class A common stock, par value $0.0001 per share, 22,049,621 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2	2
Class C common stock, par value $0.0001 per share, 22,500,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid in capital	64,666	64,070
Accumulated deficit	(35,422)	(34,215)
Noncontrolling interest	27,090	28,276
Total stockholders’ equity	56,338	58,135
Total liabilities and stockholders’ equity	$57,910	$60,247
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
General and administrative expenses	$2,673	$2,998
Research and development expenses	181	183
Total operating loss	2,854	3,181

Other (income)	(507)	(530)
Loss before income taxes	(2,347)	(2,651)
Income tax expense	46	53
Net loss	$(2,393)	$(2,704)
Net loss attributable to noncontrolling interest	$(1,186)	$(1,457)
Net loss attributable to Verde Clean Fuels, Inc.	$(1,207)	$(1,247)

Earnings per share
Weighted average Class A common stock outstanding, basic and diluted	22,070,453	14,808,300
Loss per share of Class A common stock	$(0.05)	$(0.08)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2026

(in thousands, except share and per share amounts)	Class A Common		Class C Common		Additional Paid In Capital	Accumulated Deficit	Non controlling Interest	Total Stockholders’ Equity
	Shares	Values	Shares	Values
Balance – December 31, 2025	22,049,621	$2	22,500,000	$2	$64,070	$(34,215)	$28,276	$58,135
Share-based compensation	-	-	-	-	597	-	-	597
Net loss	-	-	-	-	-	(1,207)	(1,186)	(2,393)
Other	-	-	-	-	(1)	-	-	(1)
Balance – March 31, 2026	22,049,621	$2	22,500,000	$2	$64,666	$(35,422)	$27,090	$56,338

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2025

(in thousands, except share and per share amounts)	Class A Common		Class C Common		Additional Paid In Capital	Accumulated Deficit	Non controlling Interest	Total Stockholders’ Equity
	Shares	Values	Shares	Values
Balance – December 31, 2024	9,549,621	$1	22,500,000	$2	$37,503	$(27,257)	$10,434	$20,683
Issuance of Class A common stock to Cottonmouth	12,500,000	1	-	-	49,345	-	-	49,346
Share-based compensation	-	-	-	-	417	-	-	417
Rebalancing of ownership percentage for issuance of Class A shares	-	-	-	-	(25,019)	-	25,019	-
Net loss	-	-	-	-	-	(1,247)	(1,457)	(2,704)
Balance – March 31, 2025	22,049,621	$2	22,500,000	$2	$62,246	$(28,504)	$33,996	$67,742
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(2,393)	$(2,704)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4	4
Share-based compensation expense	597	417
Amortization of right-of-use assets	99	85
Other non-cash expense	1	-
Changes in operating assets and liabilities
Prepaid expenses	(477)	(828)
Accounts payable	(252)	12
Accrued liabilities	(110)	(622)
Operating lease liabilities	(90)	(79)
Other changes in operating assets and liabilities	4	13
Net cash used in operating activities	(2,617)	(3,702)

Cash flows from investing activities:
Additions to property, plant and equipment	(458)	(473)
Reimbursements of development costs in accordance with the JDA	141	461
Net cash used in investing activities	(317)	(12)

Cash flows from financing activities:
Issuance of Class A common stock to Cottonmouth	-	50,000
Payment of equity issuance costs	-	(50)
Net cash provided by financing activities	-	49,950

Net change in cash, cash equivalents and restricted cash	(2,934)	46,236
Cash, cash equivalents and restricted cash, beginning of year	57,315	19,144
Cash, cash equivalents and restricted cash, end of period	$54,381	$65,380

Supplemental cash flows:
Capital expenditures in accounts payable and accrued liabilities (at period end)	$1	$901
Accounts receivable for reimbursement of capital expenditures (at period end)	$-	$639
Equity issuance costs in accounts payable and accrued liabilities (at period end)	$-	$560
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
The Company is a Delaware corporation headquartered in Houston, Texas. The Company also has an office and demonstration plant in Hillsborough, New Jersey. See Note 8 for further information.
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
Recent Developments
On February 6, 2026, the Company announced the suspension of development of the Permian Basin Project (as defined in Note 3) primarily as a result of changing market conditions driven by increasing demand for natural gas in the Permian Basin. See Notes 3, 4 and 5 for further information.
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
On March 20, 2026, the Company announced the appointment of George Burdette as Chief Executive Officer (“CEO”) and engagement of Roth Capital Partners (“Roth”) as financial advisor to assist the Company in evaluating strategic alternatives. These announcements are part of the Company’s continued advancement of its previously announced restructuring and cost reduction initiatives. Mr. Burdette succeeds Ernie Miller who has stepped down from his role as CEO to pursue another opportunity. Mr. Miller remains with the Company as a senior advisor. Mr. Burdette, who has served as the Company’s Chief Financial Officer (“CFO”) since October 2024, continues to serve in that role. See Notes 7 and 9 for further information.
Business Combination
On February 15, 2023 (the “Closing Date”), the Company consummated (the “Closing”) a business combination (the “Business Combination”) pursuant to a Business Combination Agreement, dated as of August 12, 2022 (the “Business Combination Agreement”) by and among CENAQ Energy Corp. (“CENAQ”), Verde Clean Fuels OpCo, LLC, a Delaware limited liability company and a wholly owned subsidiary of CENAQ (“OpCo”), Holdings, Bluescape Clean Fuels Intermediate Holdings, LLC, a Delaware limited liability company (“Intermediate”), and CENAQ Sponsor LLC (“Sponsor”). Immediately upon the completion of the Business Combination, CENAQ was renamed to Verde Clean Fuels, Inc.
Following the completion of the Business Combination, the combined company is organized under an umbrella partnership C corporation structure, and the direct assets of the Company consist of equity interests in OpCo, whose direct assets consist of equity interests in Intermediate. Immediately following the Business Combination, Verde Clean Fuels is the sole manager of OpCo and controls the same.

Prior to the Business Combination, and up to the Closing Date, Verde Clean Fuels, previously CENAQ Energy Corp., was a special purpose acquisition company (“SPAC”) incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.
Basis of Presentation
These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed on March 27, 2026 and are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. The results of operations for an interim period may not give a true indication of results for a full year.
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
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
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
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $250. Additionally, the Company’s investments held in a short-term money market fund are not guaranteed by the FDIC. As of March 31, 2026, the Company had not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.
Restricted Cash
The Company has restricted cash, which is maintained in support of a letter of credit. See Note 8 for further information.
Accounts Receivable – Other
Accounts receivable – other primarily consists of costs reimbursable by Cottonmouth in accordance with the joint development agreement (“JDA”) between the Company and Cottonmouth. See Notes 3 and 5 for further information.
In accordance with Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, the Company’s accounts receivable are required to be presented at the net amount expected to be collected through an allowance for credit losses that are expected to occur over the life of the remaining life of the asset, rather than incurred losses. The Company considers the amounts due from Cottonmouth to be fully collectible and, accordingly, there was no allowance for credit losses recorded by the Company as of March 31, 2026 and December 31, 2025.
Other Current Assets
Other current assets primarily consist of prepaid expenses.
There were no deferred equity issuance costs as of March 31, 2026 and December 31, 2025 as the deferred equity issuance costs were recorded within additional paid-in capital for the year ended December 31, 2025 as a reduction to the proceeds received from the issuance of the Company's Class A common stock to Cottonmouth. See Note 3 for further information.

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets, primarily due to their short-term nature. The fair values of cash, restricted cash, cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses are estimated to approximate their respective carrying values as of March 31, 2026 and December 31, 2025 due to the short-term maturities of such instruments.
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
Antidilutive instruments, including outstanding warrants, stock options, certain restricted stock units (“RSUs”) and Sponsor earn out shares, were excluded from diluted earnings per share for the three months ended March 31, 2026 and 2025 because the inclusion of such instruments would be anti-dilutive. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for all periods presented.

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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

Upon entry into the JDA with Cottonmouth, the Company determined that the Permian Basin Project (as defined in Note 3) was probable and began capitalizing associated directly identifiable costs as construction in progress assets, net of costs reimbursable to the Company by Cottonmouth in accordance with the JDA. See Notes 3 and 5 for further information.
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
Impairments
Long-Lived Assets
The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. See Notes 4 and 5 for further information.
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
Leases
The Company accounts for leases under ASC 842, “Leases” (“ASC 842”). The core principle of this standard is that a lessee should recognize the assets and liabilities that arise from leases by recognizing a liability to make lease payments (the lease liability) and a right-of-use asset (“ROU asset”) representing the lessee’s right to use, or control the use of, the underlying asset for the lease term. In accordance with the guidance of ASC 842, leases are classified as finance or operating leases, and both types of leases are recognized in the unaudited condensed consolidated balance sheets.
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
See Note 9 for further information.
Noncontrolling Interest
Following the Business Combination, holders of Class A common stock own a direct controlling interest in the results of the Company, while Holdings own an economic interest in the Company, which is presented as noncontrolling interest (“NCI”). NCI is classified as permanent equity within the unaudited condensed consolidated balance sheets. Income or loss is attributed to NCI based on their contractual distribution rights and the relative percentages of equity interests held during the period. The Company’s equity attributable to NCI and the Class A common stockholders are rebalanced to reflect changes in ownership, as applicable.
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
NOTE 3 – COTTONMOUTH AND PERMIAN BASIN PROJECT
Overview

The Company’s second largest stockholder is Cottonmouth. Cottonmouth is a wholly-owned subsidiary of Diamondback, an independent oil and natural gas company headquartered in Midland, Texas focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. See Note 1 for further information.
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
On February 6, 2026, the Company announced the suspension of development of the Permian Basin Project primarily as a result of changing market conditions driven by increasing demand for natural gas in the Permian Basin. For the year ended December 31, 2025, the Company recorded an impairment of property, plant and equipment of $3,936, which represented the full value of the Company's construction in progress assets. See Notes 1, 4, 5 and 7 for further information.
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

NOTE 4 – IMPAIRMENTS
Long-Lived Assets
As of December 31, 2025, the Company evaluated the recoverability of its construction in progress (“CIP”) assets associated with the Permian Basin Project as a result of changing market conditions driven by increasing demand for natural gas in the Permian Basin. The Company determined that such factors that ultimately led to the suspension of the Permian Basin Project in February 2026 were present as of December 31, 2025. The Company further determined that the carrying value of its CIP assets related to the Permian Basin Project were not likely to be recoverable. The Company determined the fair value of its CIP assets using a Level 3 non-recurring fair value measurement based on the Company’s estimate of the assets’ remaining fair value, considering the suspension of the Permian Basin Project and the limited alternative use of the underlying assets. Accordingly, for the year ended December 31, 2025, the Company recorded an impairment of $3,936, representing 100% of the carrying value of its CIP assets, reducing the carrying value of such assets to zero as of December 31, 2025. See Notes 1, 3 and 5 for further information.
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

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The Company's major classes of property, plant and equipment are as follows:

	As of
(in thousands)	March 31, 2026	December 31, 2025
Computers, office equipment and hardware	41	42
Furniture and fixtures	47	47
Machinery and equipment	44	44
Property, plant and equipment	132	133
Less: accumulated depreciation	75	71
Property, plant and equipment, net	$57	$62
For the year ended December 31, 2025, the Company recorded an impairment for the full value of its CIP assets. Prior to the impairment, the Company's CIP assets were comprised of capitalized development costs (which include costs associated with the FEED study) related to the Permian Basin Project, net of costs reimbursable by Cottonmouth in accordance with the JDA. See Notes 1, 4 and 7 for further information.

NOTE 6 - ACCRUED LIABILITIES
The Company’s accrued liabilities are as follows:

	As of
(in thousands)	March 31, 2026	December 31, 2025
Accrued compensation	$468	$468
Accrued construction in progress	-	9
Accrued legal fees	42	261
Accrued professional fees	226	120
Accrued franchise taxes	50	40
Other accrued expenses	-	8
Total accrued liabilities	$786	$906

NOTE 7 – RELATED PARTY TRANSACTIONS
Holdings
The Company has a related party relationship with Holdings whereby Holdings holds a majority ownership in the Company via voting shares and has control of its Board of Directors. Further, Holdings possesses 3,500,000 earn out shares. The Holdings equity compensation instruments consist of 1,000 authorized and issuable Series A Incentive Units (the “Series A Incentive Units”) and 1,000 authorized and issuable Founder Incentive Units (the “Founder Incentive Units”). Certain of the Company’s management hold Series A Incentive Units and Founder Incentive Units that entitle them to participate in the earnings of and distributions by Holdings after a specified return to the Series A Preferred Unit holders. See Notes 1, 9 and 11 for further information.
Cottonmouth
The Company has a related party relationship with Cottonmouth due to its ownership interest in the Company’s Class A common stock. See Notes 1 and 3 for further information.
Shaw
In June 2024, the Company entered into a contract with Chemex, a Shaw company, for a FEED study related to the Permian Basin Project. Also in June 2024, the parent organization of Holdings, through a separate subsidiary, made an unrelated preferred equity investment in Shaw and, in connection with the investment, Jonathan Siegler, a Company director, was appointed as a director of Shaw. The FEED study was completed in December 2025; however, the Permian Basin Project was suspended in February 2026. See Notes 1, 3 and 5 for further information.
Five Star Clean Fuels
A subsidiary of the Company is a party to a letter agreement with Five Star Clean Fuels LLC, formerly known as Arb Clean Fuels Management LLC (“Five Star Clean Fuels”). The letter agreement purports to grant Five Star Clean Fuels certain non-exclusive rights to utilize the STG+® technology and reflects an intent to enter into mutually acceptable to be negotiated agreements related to a potential site in Odessa, Texas. Martijn Dekker, a Company director, is an officer and director of Five Star Clean Fuels and his affiliate has an ownership interest in Five Star Clean Fuels. See Note 8 for further information.

NOTE 8 – COMMITMENTS AND CONTINGENCIES
Leases
The Company leases its office in Houston, Texas and its office and demonstration plant in Hillsborough, New Jersey. The Company's lease for its office in Houston is through February 2027. During the three months ended March 31, 2026, the Company extended its lease for its office and demonstration plant in Hillsborough, New Jersey through April 30, 2027. See Note 1 for further information.

For the three months ended March 31, 2026 and 2025, the Company determined that the rent portion of such leases qualified as an operating lease under ASC 842.
For the three months ended March 31, 2026 and 2025, the Company had expenses related to its operating leases as follows:

(in thousands)	Statements of Operations	Three Months Ended March 31,
Lease Cost	Classification	2026	2025
Operating lease cost	General and administrative expense	$108	$94
Variable lease cost	General and administrative expense	48	48
Total operating lease cost		$156	$142

For the three months ended March 31, 2026 and 2025, supplemental information related to the Company’s operating lease arrangements are as follows:

(in thousands)	Three Months Ended March 31,
Operating lease – supplemental information	2026	2025
ROU assets obtained in exchange for operating lease	$365	$309
Weighted average remaining lease term – operating leases	1.1 years	1.3 years
Discount rate – operating leases	7.50%	7.50%
Commitments
As of March 31, 2026 and December 31, 2025, the Company had restricted cash of $100. See Note 2 for further information.
Contingencies
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
As of March 31, 2026 and December 31, 2025, the Company had not recorded any contingent liabilities.
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
Notwithstanding the foregoing, the shares of Earn Out Equity will vest in the event of a sale of the Company at a price that is equal to or greater than the applicable trigger price payable to the buyer of the Company. The Earn Out Equity was issued in connection with the Business Combination on February 15, 2023. Holdings earn out shares are neither issued nor outstanding as of March 31, 2026 as the performance requirements for vesting were not achieved. All Sponsor Shares granted in connection with the Business Combination were issued and outstanding as of March 31, 2026 and December 31, 2025.
Sponsor Shares subject to forfeiture pursuant to the above terms that do not vest in accordance with such terms shall be forfeited.
Based on the trading price of the Company's Class A common stock, the market conditions were not met and no shares of Earn Out Equity were vested as of March 31, 2026.
Share-based Compensation
For the three months ended March 31, 2026 and 2025, the Company had share-based compensation expense of $597 and $417, respectively.
Stock Options
During the three months ended March 31, 2026, the Company had changes in stock options as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2025	5,921,656	$6.47	5.6
Granted	-	$-	-
Exercised	-	$-	-
Forfeited / expired	(645,242)	$5.68	-
Outstanding as of March 31, 2026	5,276,414	$6.57	5.0
Unvested as of March 31, 2026	3,641,089	$5.94	5.6
Exercisable as of March 31, 2026	965,457	$5.86	4.1
As of March 31, 2026, there were 4,282,155 options granted to employees and officers outstanding, of which 3,087,392 were unvested, and 994,259 options granted to non-employee directors outstanding, of which 553,697 were unvested.
As of March 31, 2026, unrecognized compensation expense related to unvested stock options was $3,331, and the remaining compensation cost is expected to be recognized over a weighted-average period of 1.7 years. For the three months ended March 31, 2026 and 2025, there was no cash received from the exercise of stock options. As of March 31, 2026, there was no intrinsic value for all stock option awards.
See Notes 2 and 11 for further information.

RSUs
In April 2023, the Company granted 141,656 RSUs to non-employee directors. In April 2024, all of the previously granted RSUs vested. In May 2024, the Company settled 120,824 of the vested RSUs through issuance of 120,824 shares of Class A common stock. As of March 31, 2026, the Company has not yet settled 20,832 of the vested RSUs, as the awardee elected to defer receipt. The Company includes the vested and deferred RSUs within weighted-average shares outstanding for the computation of basic and diluted loss per share.
For the three months ended March 31, 2026 and 2025, the Company did not record any RSU compensation expense.
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
In connection with the Closing of the Business Combination, all of the outstanding and unvested Series A Incentive Units and Founder Incentive Units became fully vested. For the year ended December 31, 2023, the Company accelerated the remaining share-based payment expense for the Series A Incentive Units and recorded such expense in general and administrative expenses in that period. For the years ended December 31, 2025, 2024 and 2023, the Company did not record additional share-based compensation expense for the Founder Incentive Units as certain conditions had not been met. The Company continues to evaluate the conditions related to the Founder Incentive Units. As of March 31, 2026, such conditions continue to not have been met.
See Notes 1 and 7 for further information.
NOTE 10 – WARRANTS
There were 15,383,263 warrants outstanding as of March 31, 2026 (the “Warrants”). Each Warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below. However, no Warrants will be exercisable for cash unless there is an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to such shares of Class A common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants is not effective within a specified period following the consummation of the Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the Warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The

“fair market value” for this purpose will mean the average reported last sale price of the shares of Class A common stock for the five trading days ending on the trading day prior to the date of exercise. The Warrants will expire on February 15, 2028, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
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
During the three months ended March 31, 2026 and 2025, no Warrants were exercised.
NOTE 11 – LOSS PER SHARE
Loss per share
The following table sets forth the computation of net loss used to compute basic net loss per share of Class A common stock:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Net loss attributable to Verde Clean Fuels, Inc.	$(1,207)	$(1,247)
Basic weighted-average shares outstanding	22,070,453	14,808,300
Dilutive effect of share-based awards	-	-
Diluted weighted-average shares outstanding	22,070,453	14,808,300
Basic loss per share	$(0.05)	$(0.08)
Diluted loss per share	$(0.05)	$(0.08)
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
As of March 31, 2026, the Company has not yet settled 20,832 of the vested RSUs, as the awardee elected to defer receipt. The Company includes the vested and deferred RSUs within weighted-average shares outstanding for the computation of basic and diluted loss per share. See Note 9 for further information.
The following amounts were not included in the calculation of net loss per diluted share for the periods presented because their effects were anti-dilutive:

	As of March 31,
(in shares)	2026	2025
Warrants	15,383,263	15,383,263
Sponsor earn out shares (1)	3,234,375	3,234,375
Stock options	5,276,414	3,224,193
Total anti-dilutive instruments	23,894,052	21,841,831

(1)Excludes 3,500,000 Class C earn out shares convertible into shares of Class A common stock. Shares of Class C common stock are not participating securities; thus, the application of the two-class method is not required. See Note 9 for further information.
Noncontrolling Interests
As of March 31, 2026 and December 31, 2025, the ownership interests of the Class A common stockholders and the NCI were 49.49% and 50.51%, respectively. The ownership interests reflects the issuance of the Company's Class A common stock to Cottonmouth during the year ended December 31, 2025. See Note 3 for further information.
NOTE 12 – INCOME TAX
As of March 31, 2026, the Company holds 49.49% of the economic interest in OpCo, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, OpCo generally is not subject to U.S. federal income tax under current U.S. tax laws. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of OpCo.
For the three months ended March 31, 2026 and 2025, the Company’s effective tax rate was (2.0)%. The effective income tax rates for each period differed significantly from the statutory rate primarily due to the losses allocated to NCI and the recognition of a valuation allowance as a result of the Company’s tax structure.
The Company has assessed the realizability of its net deferred tax assets and that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of March 31, 2026, the Company has maintained a full valuation allowance against its deferred tax assets, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of the allowance.
The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. Federal, state and local income tax returns that may be subject to audit in future periods. No U.S. Federal, state and local income tax returns are currently under examination by the respective taxing authorities.
On July 4, 2025, the “One Big, Beautiful Bill Act” (“OBBB Act”) was signed into federal law. The OBBB Act included multiple provisions applicable to U.S. income tax for businesses, including bonus depreciation for qualified tangible property, immediate expensing of research expenditures, and updates to the calculation of disallowed interest. For the three months ended March 31, 2026, the Company recognized the provisions of the OBBB Act in determining its income tax expense, including immediate expensing of research expenditures.
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
As of March 31, 2026 and December 31, 2025, the Company did not record a tax receivable liability.

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
The operating loss of the segment is the same as the Company’s consolidated operating loss as reported in the unaudited condensed consolidated statements of operations. The measure of segment assets is reported in the Company’s unaudited condensed consolidated balance sheets as total assets.
The following table presents information about the Company’s significant expenses. A significant segment expense is an expense that is significant to the segment considering qualitative and quantitative factors, regularly provided or easily computed from information regularly provided to the CODM and is included in the reported measure of segment profit or loss. The Company’s significant expenses are aggregated and presented as general and administrative and research and development financial statement line items in the unaudited condensed consolidated statements of operations. Other segment items represent the difference between reported significant segment expenses and consolidated operating loss.
For the three months ended March 31, 2026 and 2025, the Company's operating loss by significant segment expenses were as follows:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Outside services	$819	$1,248
Employee compensation-related	843	758
Insurance	221	294
Share-based compensation	597	417
Rent, property and office	285	367
Other segment items (1)	89	97
Total operating loss	$2,854	$3,181
(1) Other segment items primarily include depreciation and amortization, meals, travel, and conference expense, and franchise taxes.
NOTE 14 – SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date which the unaudited condensed consolidated financial statements were issued. There were no subsequent events or transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “our,” “us,” “Verde,” “Verde Clean Fuels” or the “Company” refer to Verde Clean Fuels, Inc. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. The amounts contained herein are presented in thousands, except historical investment, share and per share amounts. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
•the failure to realize the anticipated benefits of the business combination transaction that the Company consummated in February 2023 (the “Business Combination”), which may be affected by, among other things, competition and market conditions;
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
•changes in local, state, and federal laws, regulations or policies that may affect our business or our industry (such as the effects of tax law changes, and changes in, or rollback of, environmental, health, and safety regulations and regulations addressing climate change, and trade policy);
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
•significant developments in macroeconomic and political conditions beyond the Company’s control, including disruptions in the supply chain, product supply and price volatility due to the Iran war and current hostilities in general in the Middle East, the recent government change in Venezuela, increased costs due to inflation and the imposition of tariffs or trade disputes;
•the Company’s success in retaining or recruiting, or changes required in, its officers, key employees or directors;
•the ability of the Company to execute its business model, including market acceptance of gasoline derived from renewable feedstocks;
•litigation and the ability to adequately protect intellectual property rights;
•competition from companies with greater resources and financial strength in the industries in which the Company operates; and
•other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses or operations.
For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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
As of March 31, 2026, we are still in the process of deploying our STG+® technology and have not derived revenue from our principal business activities.
Development
We acquired our STG+® technology from Primus Green Energy in 2020, which was originally founded in 2007 and invested over $150 million in developing and demonstrating such technology, including the construction and operation of the demonstration plant. The demonstration plant began operations in 2013, completed over 10,000 hours of operation and is currently maintained in an idle state.
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
On March 20, 2026, we announced the appointment of George Burdette as CEO and engagement of Roth Capital Partners as financial advisor to assist the Company in evaluating strategic alternatives. These announcements are part of the Company’s continued advancement of its previously announced restructuring and cost reduction initiatives. Mr. Burdette succeeds Ernie Miller who has stepped down from his role as CEO to pursue another opportunity. Mr. Miller remains with the Company as a senior advisor. Mr. Burdette, who has served as the Company’s CFO since October 2024, continues to serve in that role.
PIPE Investment
On December 18, 2024, the Company entered into common stock purchase agreement (the “Purchase Agreement”) with Cottonmouth Ventures, LLC (“Cottonmouth”), a subsidiary of Diamondback Energy, LLC (“Diamondback”), pursuant to which the Company agreed to issue and sell an aggregate of 12,500,000 shares of its Class A common stock, par value $0.0001 (“Class A common stock”) to Cottonmouth at a price of $4.00 per share for an aggregate purchase price of $50,000 (the “PIPE Investment”) in a private placement. The Company consummated the transactions contemplated by the Purchase Agreement on January 29, 2025.
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
Key Factors and Trends Influencing our Prospects and Future Results
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including competition from other carbon-based and other non-carbon-based fuel producers, changes to existing federal and state level low-carbon fuel credit systems and other factors discussed under the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. We believe the factors described below are key to our success.
Commencing and Expanding Commercial Operations
A critical step in our business strategy will be the successful deployment of our STG+® technology.
Concurrent with the Business Combination, Diamondback, through its wholly-owned subsidiary, Cottonmouth, made a $20,000 equity investment in Verde and entered into the Existing Equity Participation Right Agreement pursuant to which Verde must grant Cottonmouth the right to participate and jointly develop natural gas-to-gasoline plants in the Permian Basin utilizing Verde’s STG+® technology and associated natural gas from Diamondback’s operations. Diamondback is an independent oil and natural gas company headquartered in Midland, Texas, focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas.
In February 2024, Verde and Cottonmouth entered into a joint development agreement (“JDA”) related to the proposed development, construction and operation of a natural gas-to-gasoline plant in the Permian Basin utilizing Verde’s STG+® technology and associated natural gas from Diamondback’s operations (the “Permian Basin Project”). The JDA frames the contracts contemplated to be entered into between the parties and outlines the conditions precedent for the parties to enter into definitive documents and achieve final investment decision (“FID”) to proceed with the Permian Basin Project. The JDA conditions precedent include finalizing applicable project contracts, obtaining necessary permits, obtaining project financing on terms satisfactory to each party and receiving FID by each party.
In June 2024, we entered into a contract with Chemex Global, LLC (“Chemex”), a Shaw Group company (“Shaw Group”), for a front-end engineering and design (“FEED”) study related to the Permian Basin Project. In connection with entering into the JDA and the commencement of the FEED study, we began to incur development costs with respect to the project. Under the terms of the JDA, 65% of the approved development costs that we incur (which include the FEED costs) are reimbursed by Cottonmouth.
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
Results of Operations
Comparison of the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,
(in thousands)	2026	2025
General and administrative expenses	$2,673	$2,998
Research and development expenses	181	183
Total operating loss	2,854	3,181

Other (income)	(507)	(530)
Loss before income taxes	(2,347)	(2,651)
Income tax expense	46	53
Net loss	$(2,393)	$(2,704)

General and Administrative
For the three months ended March 31, 2026, our general and administrative expenses decreased by $325, or 11%, as compared to the same period in 2025. The decrease was primarily due to lower outside services and insurance expenses, which was offset by additional share-based compensation expense.
Of our general and administrative expenses for the three months ended March 31, 2026 and 2025, $17 and $66, respectively, were business development costs. The decrease was primarily due to reduced development activities driven by our revised strategy to deploy our technology through capital-lite opportunities.
Research and Development
For the three months ended March 31, 2026, our research and development expenses decreased by $2, or 1%, as compared to the same period in 2025. The decrease was primarily due to lower engineering software costs, which were largely offset by higher employee compensation as a portion of the engineers’ and consultants’ time associated with the Permian Basin Project in 2025 was capitalized as construction in progress.
Other Income
For the three months ended March 31, 2026, our other income decreased by $23, or 4%, as compared to the same period in 2025. The decrease was primarily due to lower interest and dividend income earned on our cash and cash equivalents resulting from lower cash and cash equivalents.

Liquidity and Capital Resources
We have not generated any revenue to date. We expect that future revenue generation opportunities would result from capital-lite opportunities to deploy our STG+® technology. Such opportunities include licensing technology and providing engineering, technical, and operational services.
As of March 31, 2026, we are still in the process of deploying our STG+® technology and have not derived revenue from our principal business activities. We do not expect to generate revenue unless and until we are able to deploy our STG+® technology. Since inception, we have incurred operating losses and generated negative operating cash flows that were primarily attributable to our general and administrative expenses and development activities.
We measure liquidity in terms of our ability to fund the cash requirements of our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve general and administrative expenses.
As of March 31, 2026, we had cash and cash equivalents of $54,281. We expect that our cash and cash equivalents will be sufficient to fund our cash requirements, including ongoing general and administrative expenses, for the next 12 months from the reporting date.

Comparison of Cash Flows for the Three Months Ended March 31, 2026 and 2025
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(2,617)	$(3,702)
Net cash used in investing activities	(317)	(12)
Net cash provided by financing activities	-	49,950
Net change in cash, cash equivalents and restricted cash	$(2,934)	$46,236

Cash Flows Used in Operating Activities
For the three months ended March 31, 2026, our net cash used in operating activities decreased by $1,085 as compared to the same period in 2025. The decrease was primarily due to lower working capital requirements, lower general administrative and research and development costs, and higher non-cash shared-based compensation expense.
Cash Flows Used in Investing Activities
For the three months ended March 31, 2026, our net cash used in investing activities increased by $305 as compared to the same period in 2025. The increase was primarily attributable to the timing of payments made related to the Permian Basin Project, net of amounts reimbursable by Cottonmouth in accordance with the JDA. See Notes 3, 4 and 5 in the accompanying unaudited condensed consolidated financial statements for further information.
Cash Flows Provided by Financing Activities
For the three months ended March 31, 2026, our net cash provided by financing activities decreased by $49,950 as compared to the same period in 2025. The decrease was due to the net proceeds received from the closing of the PIPE Investment in January 2025.
Commitments and Contractual Obligations
As of March 31, 2026 and December 31, 2025, we had a restricted cash balance of $100 maintained in support of a letter of credit.
Off-Balance Sheet Arrangements
As of March 31, 2026, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
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
We describe our significant accounting policies in Note 2 – Summary of Significant Accounting Policies, of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange

Act, as of the end of the period covered by this Quarterly Report. Based on that evaluation, as of March 31, 2026, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
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

On February 27, 2026, Five Star Clean Fuels filed an original petition against the Company seeking a declaratory judgment that a letter agreement between a subsidiary of the Company and a predecessor of Five Star Clean Fuels constituted a binding contract that effectuates a grant to Five Star Clean Fuels of certain non-exclusive rights to utilize the STG+® technology. The petition primarily seeks non-monetary relief, other than court costs and attorney fees. The Company intends to defend its position against the claim. At this time, the Company is unable to reasonably estimate a possible financial loss or range of financial loss, if any, that may be incurred to resolve this matter. See Note 7 in the accompanying unaudited condensed consolidated financial statements for further information.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the SEC on March 27, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
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

May 11, 2026	VERDE CLEAN FUELS, INC.

	By:	/s/ George Burdette
		Name:	George Burdette
		Title:	Chief Executive Office
(Principal Executive Officer)

May 11, 2026

	By:	/s/ George Burdette
		Name:	George Burdette
		Title:	Chief Financial Officer
(Principal Financial Officer)