Form 10-Q
period 2026-06-30
Verde Clean Fuels, Inc.
filed 2026-08-11
CIK 1841425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 10, 2026, there were 22,049,621 shares of Class A common stock and 22,500,000 shares of Class C common stock of the registrant outstanding.

i

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(in thousands, except share and per share amounts)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$53,454	$57,215
Restricted cash	100	100
Accounts receivable – other	-	145
Prepaid expenses and other current assets	790	466
Total current assets	54,344	57,926

Non-current assets:
Property, plant and equipment, net	53	62
Intellectual property and patented technology	1,925	1,925
Operating lease right-of-use assets, net	339	173
Deposits	161	161
Total non-current assets	2,478	2,321
Total assets	$56,822	$60,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$443	$985
Accrued liabilities	1,141	906
Operating lease liabilities	359	174
Other current liabilities	134	35
Total current liabilities	2,077	2,100

Non-current liabilities:
Operating lease liabilities	-	12
Total non-current liabilities	-	12
Total liabilities	2,077	2,112
Commitments and contingencies (see Note 8)

Stockholders’ equity
Class A common stock, par value $0.0001 per share, 22,049,621 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2	2
Class C common stock, par value $0.0001 per share, 22,500,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2	2
Additional paid in capital	65,153	64,070
Accumulated deficit	(36,329)	(34,215)
Noncontrolling interest	25,917	28,276
Total stockholders’ equity	54,745	58,135
Total liabilities and stockholders’ equity	$56,822	$60,247
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
General and administrative expenses	$2,359	$3,094	$5,032	$6,092
Research and development expenses	165	145	346	329
Total operating loss	2,524	3,239	5,378	6,421

Other (income)	(478)	(665)	(985)	(1,196)
Loss before income taxes	(2,046)	(2,574)	(4,393)	(5,225)
Income tax expense (benefit)	(106)	(28)	(60)	25
Net loss	$(1,940)	$(2,546)	$(4,333)	$(5,250)
Net loss attributable to noncontrolling interest	$(1,033)	$(1,286)	$(2,219)	$(2,743)
Net loss attributable to Verde Clean Fuels, Inc.	$(907)	$(1,260)	$(2,114)	$(2,507)

Earnings per share
Weighted average Class A common stock outstanding, basic and diluted	22,070,453	18,836,078	22,070,453	16,833,316
Loss per share of Class A common stock	$(0.04)	$(0.07)	$(0.10)	$(0.15)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended June 30, 2026

(in thousands, except share and per share amounts)	Class A Common		Class C Common		Additional Paid In Capital	Accumulated Deficit	Non controlling Interest	Total Stockholders’ Equity
	Shares	Values	Shares	Values
Balance – March 31, 2026	22,049,621	$2	22,500,000	$2	$64,666	$(35,422)	$27,090	$56,338
Share-based compensation	-	-	-	-	486	-	-	486
Tax distributions to Class C OpCo unitholders	-	-	-	-	-	-	(140)	(140)
Net loss	-	-	-	-	-	(907)	(1,033)	(1,940)
Other	-	-	-	-	1	-	-	1
Balance – June 30, 2026	22,049,621	$2	22,500,000	$2	$65,153	$(36,329)	$25,917	$54,745

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended June 30, 2025

(in thousands, except share and per share amounts)	Class A Common		Class C Common		Additional Paid In Capital	Accumulated Deficit	Non controlling Interest	Total Stockholders’ Equity
	Shares	Values	Shares	Values
Balance – March 31, 2025	22,049,621	$2	22,500,000	$2	$62,246	$(28,504)	$33,996	$67,742
Issuance of Class A common stock to Cottonmouth	-	-	-	-	-	-	-	-
Share-based compensation	-	-	-	-	495	-	-	495
Equity offering cost adjustment	-	-	-	-	56	-	-	56
Net loss	-	-	-	-	-	(1,260)	(1,286)	(2,546)
Balance – June 30, 2025	22,049,621	$2	22,500,000	$2	$62,797	$(29,764)	$32,710	$65,747
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2026

(in thousands, except share and per share amounts)	Class A Common		Class C Common		Additional Paid In Capital	Accumulated Deficit	Non controlling Interest	Total Stockholders’ Equity
	Shares	Values	Shares	Values
Balance – December 31, 2025	22,049,621	$2	22,500,000	$2	$64,070	$(34,215)	$28,276	$58,135
Issuance of Class A common stock to Cottonmouth	-	-	-	-	-	-	-	-
Share-based compensation	-	-	-	-	1,083	-	-	1,083
Tax distributions to Class C OpCo unitholders	-	-	-	-	-	-	(140)	(140)
Rebalancing of ownership percentage for issuance of Class A shares	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(2,114)	(2,219)	(4,333)
Balance – June 30, 2026	22,049,621	$2	22,500,000	$2	$65,153	$(36,329)	$25,917	$54,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2025

(in thousands, except share and per share amounts)	Class A Common		Class C Common		Additional Paid In Capital	Accumulated Deficit	Non controlling Interest
	Shares	Values	Shares	Values				Total Stockholders’ Equity
Balance – December 31, 2024	9,549,621	$1	22,500,000	$2	$37,503	$(27,257)	$10,434	$20,683
Issuance of Class A common stock to Cottonmouth	12,500,000	1	-	-	49,345	-	-	49,346
Share-based compensation	-	-	-	-	912	-	-	912
Rebalancing of ownership percentage for issuance of Class A shares	-	-	-	-	(25,019)	-	25,019	-
Equity offering cost adjustment	-	-	-	-	56	-	-	56
Net loss	-	-	-	-	-	(2,507)	(2,743)	(5,250)
Balance – June 30, 2025	22,049,621	$2	22,500,000	$2	$62,797	$(29,764)	$32,710	$65,747
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(4,333)	$(5,250)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	8	8
Share-based compensation expense	1,083	912
Amortization of right-of-use assets	199	173
Other non-cash expense	1	-
Changes in operating assets and liabilities
Accounts receivable - other	4	-
Prepaid expenses	(324)	(5)
Accounts payable	(92)	(440)
Accrued liabilities	245	(1,147)
Operating lease liabilities	(192)	(167)
Other changes in operating assets and liabilities	(42)	33
Net cash used in operating activities	(3,443)	(5,883)

Cash flows from investing activities:
Additions to property, plant and equipment	(459)	(2,020)
Reimbursements of development costs in accordance with the JDA	141	1,468
Net cash used in investing activities	(318)	(552)

Cash flows from financing activities:
Issuance of Class A common stock to Cottonmouth	-	50,000
Payment of equity issuance costs	-	(554)
Net cash provided by financing activities	-	49,446

Net change in cash, cash equivalents and restricted cash	(3,761)	43,011
Cash, cash equivalents and restricted cash, beginning of year	57,315	19,144
Cash, cash equivalents and restricted cash, end of period	$53,554	$62,155

Supplemental cash flows:
Capital expenditures in accounts payable and accrued liabilities (at period end)	$-	$1,467
Accounts receivable for reimbursement of capital expenditures (at period end)	$-	$1,006
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
Recent Developments
On February 6, 2026, the Company announced the suspension of development of the Permian Basin Project (as defined in Note 3) primarily as a result of changing market conditions driven by increasing demand for natural gas in the Permian Basin. See Notes 3, 4, 5 and 8 for further information.
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
On March 20, 2026, the Company announced the appointment of George Burdette as Chief Executive Officer (“CEO”) and engagement of Roth Capital Partners (“Roth”) as financial advisor to assist the Company in evaluating strategic alternatives. These announcements are part of the Company’s continued advancement of its previously announced restructuring and cost reduction initiatives. Mr. Burdette succeeded Ernie Miller who stepped down from his role as CEO to pursue another opportunity. Mr. Miller remains with the Company as a senior advisor. Mr. Burdette, who has served as the Company’s Chief Financial Officer (“CFO”) since October 2024, continues to serve in that role. See Notes 7 and 9 for further information.
On June 3, 2026, Martijn Dekker informed the Company's board of directors (the "Board") of his resignation as a director effective as of that same date. On June 12, 2026, the Company held its 2026 Annual Meeting of Stockholders (the "Annual Meeting") and the stockholders re-elected Jonathan Siegler to serve as the sole Class III director until the 2029 annual meeting of stockholders. Dail St. Claire did not stand for re-election as a Class III director and, consequently, ceased to serve as a director as well as a member of the Company's audit committee (“Audit Committee”) following the Annual Meeting. Immediately following the Annual Meeting, Ron Hulme replaced Ms. St. Claire as a member of the Company's Audit Committee. The Board determined to decrease the total number of directors from eight to six effective as of the Annual Meeting. See Notes 7 and 8 for further information.
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
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $250. Additionally, the Company’s investments held in a short-term money market fund are not guaranteed by the FDIC. As of June 30, 2026, the Company had not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.
Restricted Cash
The Company has restricted cash, which is maintained in support of a letter of credit. See Note 8 for further information.
Accounts Receivable – Other
Accounts receivable – other primarily consists of costs reimbursable by Cottonmouth in accordance with the joint development agreement (“JDA”) between the Company and Cottonmouth. See Notes 3 and 5 for further information.
In accordance with Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, the Company’s accounts receivable are required to be presented at the net amount expected to be collected through an allowance for credit losses that are expected to occur over the life of the remaining life of the asset, rather than incurred losses. The Company considers the amounts due from Cottonmouth to be fully collectible and, accordingly, there was no allowance for credit losses recorded by the Company as of June 30, 2026 and December 31, 2025.

Other Current Assets
Other current assets primarily consist of prepaid expenses.
There were no deferred equity issuance costs as of June 30, 2026 and December 31, 2025 as the deferred equity issuance costs were recorded within additional paid-in capital for the year ended December 31, 2025 as a reduction to the proceeds received from the issuance of the Company's Class A common stock to Cottonmouth. See Note 3 for further information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets, primarily due to their short-term nature. The fair values of cash, restricted cash, cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses are estimated to approximate their respective carrying values as of June 30, 2026 and December 31, 2025 due to the short-term maturities of such instruments.
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

Antidilutive instruments, including outstanding warrants, stock options, certain restricted stock units (“RSUs”) and Sponsor earn out shares, were excluded from diluted earnings per share for the three and six months ended June 30, 2026 and 2025 because the inclusion of such instruments would be anti-dilutive. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for all periods presented.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. See Note 12 for further information.
Tax Distributions
If the amount distributed by OpCo to its unitholders with respect to a fiscal year is less than such unitholders assumed tax liability in respect of such fiscal year, OpCo shall distribute an amount of available cash to its unitholders pro rata in an amount sufficient to cause each OpCo unitholder to receive a tax distribution at least equal to such unitholder’s assumed tax liability for such fiscal year. The assumed tax liability will be calculated considering the Company's net taxable income multiplied by the assumed tax rate considering the combined effective U.S. federal, state, and local rate of tax applicable to the Company for the applicable taxable year unless otherwise determined by OpCo. If reasonably practicable, OpCo will make such tax distributions on a quarterly basis. Tax distributions to Class A OpCo unitholders are treated as a reduction to additional paid in capital and eliminated in consolidation. Tax distributions to Class C OpCo unitholders are treated as a reduction to noncontrolling interest. See Note 12 for further information.

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
RSUs represent an unsecured right to receive one share of the Company’s Class A common stock equal to the per share value of the Class A common stock on the settlement date. RSUs have a zero-exercise price and generally vest over time in whole at a future date, subject to continuous service through the vesting date.
See Note 9 for further information.
Noncontrolling Interest
Following the Business Combination, holders of Class A common stock own a direct controlling interest in the results of the Company, while Holdings own an economic interest in the Company, which is presented as noncontrolling interest (“NCI”). NCI is classified as permanent equity within the unaudited condensed consolidated balance sheets. Income or loss is attributed to NCI based on their contractual distribution rights and the relative percentages of equity interests held during the period. The Company’s equity attributable to NCI and the Class A common stockholders are rebalanced to reflect changes in ownership, as applicable. See "Tax Distributions" in this Note 2 and Note 12 for further information.

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
On February 6, 2026, the Company announced the suspension of development of the Permian Basin Project primarily as a result of changing market conditions driven by increasing demand for natural gas in the Permian Basin. For the year ended December 31, 2025, the Company recorded an impairment of property, plant and equipment of $3,936, which represented the full value of the Company's construction in progress assets. See Notes 1, 4, 5, 7, and 8 for further information.
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
Additionally, in connection with the consummation of the transactions contemplated by the Purchase Agreement, the Company amended and restated its fourth amended and restated certificate of incorporation (the “Restated Charter”). In accordance with the Restated Charter, effective January 29, 2025, the Company (i) increased the number of authorized shares of Class C common stock from 25,000,000 to 26,000,000 and (ii) increased the size of its Board from seven to eight directors and to provide Cottonmouth with certain director designation and Board observer rights. The Restated Charter was approved and recommended by the Board prior to stockholder action by written consent.
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
Intangible Assets
As of December 31, 2025, the Company also evaluated the recoverability of its intellectual property (“IP”) intangible assets in light of changing market conditions driven by increasing demand for natural gas in the Permian Basin. The Company determined that changing market conditions related to natural gas in the Permian Basin were specific to a particular feedstock and region whereas its IP assets that support the STG+® technology can be applied to produce fully finished liquid fuels from diverse feedstocks in various regions where low-value or stranded feedstocks may be present. The Company further determined that the fair value of its IP assets exceeded its carrying value and did not record an impairment.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The Company's major classes of property, plant and equipment are as follows:

	As of
(in thousands)	June 30, 2026	December 31, 2025
Computers, office equipment and hardware	$41	$42
Furniture and fixtures	47	47
Machinery and equipment	44	44
Property, plant and equipment	132	133
Less: accumulated depreciation	79	71
Property, plant and equipment, net	$53	$62
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

NOTE 6 - ACCRUED LIABILITIES
The Company’s accrued liabilities are as follows:

	As of
(in thousands)	June 30, 2026	December 31, 2025
Accrued compensation	$675	$468
Accrued construction in progress	-	9
Accrued legal fees	-	261
Accrued professional fees	256	120
Accrued franchise taxes	20	40
Other accrued expenses	190	8
Total accrued liabilities	$1,141	$906
As of June 30, 2026, the Company's other accrued expenses consisted of contingency expense recorded during the three and six months ended June 30, 2026.
NOTE 7 – RELATED PARTY TRANSACTIONS
Holdings
The Company has a related party relationship with Holdings whereby Holdings holds a majority ownership in the Company via voting shares and has control of its Board. Further, Holdings possesses 3,500,000 earn out shares. The Holdings equity compensation instruments consist of 1,000 authorized and issuable Series A Incentive Units (the “Series A Incentive Units”) and 1,000 authorized and issuable Founder Incentive Units (the “Founder Incentive Units”). Certain of the Company’s employees and officers hold Series A Incentive Units and Founder Incentive Units that entitle them to participate in the earnings of and distributions by Holdings after a specified return to the Series A Preferred Unit holders. See Notes 1, 9 and 11 for further information.
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
On June 3, 2026, Martijn Dekker informed the Company's Board of his resignation as a director effective as of that same date. As of the date of his resignation, the Company understood that Mr. Dekker was an officer and director of Five Star Clean Fuels and his affiliate owned an interest in Five Star Clean Fuels. See Notes 1 and 8 for further information.

NOTE 8 – COMMITMENTS AND CONTINGENCIES
Leases
The Company leases its office in Houston, Texas and its office and demonstration plant in Hillsborough, New Jersey. The Company's lease for its office in Houston is through February 2027. During the six months ended June 30, 2026, the Company extended its lease for its office and demonstration plant in Hillsborough, New Jersey through April 30, 2027. See Note 1 for further information.
For the three and six months ended June 30, 2026 and 2025, the Company determined that the rent portion of such leases qualified as an operating lease under ASC 842.
For the three and six months ended June 30, 2026 and 2025, the Company had expenses related to its operating leases as follows:

(in thousands)	Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2026	2025	2026	2025
Operating lease cost	General and administrative expense	$108	$94	$215	$188
Variable lease cost	General and administrative expense	48	46	96	94
Total operating lease cost		$156	$140	$311	$282

For the six months ended June 30, 2026 and 2025, supplemental information related to the Company’s operating lease arrangements are as follows:

(in thousands)	Six Months Ended June 30,
Operating lease – supplemental information	2026	2025
ROU assets obtained in exchange for operating lease	$365	$309
Weighted average remaining lease term – operating leases	0.8 years	1.1 years
Discount rate – operating leases	7.50%	7.50%

Commitments
As of June 30, 2026 and December 31, 2025, the Company had restricted cash of $100. See Note 2 for further information.
Contingencies
In May 2024, the Company and Koch Modular Process Systems, LLC ("KMPS") entered into a license agreement for certain front-end engineering and design ("FEED") work product prepared by KMPS related to the Permian Basin Project. The FEED study for the Permian Basin Project was completed in December 2025. In the event that the Company desires to obtain ownership rights to the FEED work product prepared by KMPS, such ownership could be obtained upon (i) KMPS being awarded a supply contract for the reaction and distillation modular system for the first commercial production facility utilizing the Company's STG+® technology or (ii) payment to KMPS of $1.0 million. See Note 3 for further information.

On February 27, 2026, Five Star Clean Fuels filed an original petition against the Company seeking a declaratory judgment that a letter agreement between a subsidiary of the Company and a predecessor of Five Star Clean Fuels constituted a binding contract that effectuates a grant to Five Star Clean Fuels of certain non-exclusive rights to utilize the STG+® technology. The petition primarily seeks non-monetary relief other than court costs and attorney fees. The Company intends to defend its position against the claim. At this time, the Company is unable to reasonably estimate a possible financial loss or range of financial loss, if any, that may be incurred to resolve this matter. See Notes 1 and 7 for further information.
As of June 30, 2026 and December 31, 2025, the Company had not recorded any contingent liabilities.
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
Notwithstanding the foregoing, the shares of Earn Out Equity will vest in the event of a sale of the Company at a price that is equal to or greater than the applicable trigger price payable to the buyer of the Company. The Earn Out Equity was issued in connection with the Business Combination on February 15, 2023. Holdings earn out shares are neither issued nor outstanding as of June 30, 2026 as the performance requirements for vesting were not achieved. All Sponsor Shares granted in connection with the Business Combination were issued and outstanding as of June 30, 2026 and December 31, 2025.
Sponsor Shares subject to forfeiture pursuant to the above terms that do not vest in accordance with such terms shall be forfeited.
Based on the trading price of the Company's Class A common stock, the market conditions were not met and no shares of Earn Out Equity were vested as of June 30, 2026.

Share-based Compensation
For the three and six months ended June 30, 2026, the Company had share-based compensation expense of $486 and $1,083.

For the three and six months ended June 30, 2025, the Company had share-based compensation expense of $495 and $912, respectively.
Stock Options
During the six months ended June 30, 2026, the Company had changes in stock options as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2025	5,921,656	$6.47	5.6
Granted	-	$-	-
Exercised	-	$-	-
Forfeited / expired	(645,242)	$5.68	-
Outstanding as of June 30, 2026	5,276,414	$6.57	4.8
Unvested as of June 30, 2026	2,125,120	$5.87	5.4
Exercisable as of June 30, 2026	2,233,485	$5.41	4.9
As of June 30, 2026, there were 4,282,155 options granted to employees and officers outstanding, of which 2,157,035 were vested.
As of June 30, 2026, there were 994,259 options granted to non-employee directors outstanding, all of which were vested.
As of June 30, 2026, unrecognized compensation expense related to unvested stock options was $2,844, and the remaining compensation cost is expected to be recognized over a weighted-average period of 1.7 years. For the six months ended June 30, 2026 and 2025, there was no cash received from the exercise of stock options. As of June 30, 2026, there was no intrinsic value for all stock option awards.
See Notes 2 and 11 for further information.
RSUs
In April 2023, the Company granted 141,656 RSUs to non-employee directors. In April 2024, all of the previously granted RSUs vested. In May 2024, the Company settled 120,824 of the vested RSUs through issuance of 120,824 shares of Class A common stock. As of June 30, 2026, the Company has not yet settled 20,832 of the vested RSUs, as the awardee elected to defer receipt. The Company includes the vested and deferred RSUs within weighted-average shares outstanding for the computation of basic and diluted loss per share.
For the six months ended June 30, 2026 and 2025, the Company did not record any RSU compensation expense.
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
In connection with the Closing of the Business Combination, all of the outstanding and unvested Series A Incentive Units and Founder Incentive Units became fully vested. For the year ended December 31, 2023, the Company accelerated the remaining share-based payment expense for the Series A Incentive Units and recorded such expense in general and administrative expenses in that period. For the years ended December 31, 2025, 2024 and 2023, the Company did not record additional share-based compensation expense for the Founder Incentive Units as certain conditions had not been met. The Company continues to evaluate the conditions related to the Founder Incentive Units. As of June 30, 2026, such conditions continue to not have been met.
See Notes 1 and 7 for further information.
NOTE 10 – WARRANTS
There were 15,383,263 warrants outstanding as of June 30, 2026 (the “Warrants”). Each Warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below. However, no Warrants will be exercisable for cash unless there is an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to such shares of Class A common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants is not effective within a specified period following the consummation of the Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the Warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of Class A common stock for the five trading days ending on the trading day prior to the date of exercise. The Warrants will expire on February 15, 2028, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
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
During the six months ended June 30, 2026 and 2025, no Warrants were exercised.

NOTE 11 – LOSS PER SHARE
Loss per share
The following table sets forth the computation of net loss used to compute basic net loss per share of Class A common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Net loss attributable to Verde Clean Fuels, Inc.	$(907)	$(1,260)	$(2,114)	$(2,507)
Basic weighted-average shares outstanding	22,070,453	18,836,078	22,070,453	16,833,316
Dilutive effect of share-based awards	-	-	—	—
Diluted weighted-average shares outstanding	22,070,453	18,836,078	22,070,453	16,833,316
Basic loss per share	$(0.04)	$(0.07)	$(0.10)	$(0.15)
Diluted loss per share	$(0.04)	$(0.07)	$(0.10)	$(0.15)
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
As of June 30, 2026, the Company has not yet settled 20,832 of the vested RSUs, as the awardee elected to defer receipt. The Company includes the vested and deferred RSUs within weighted-average shares outstanding for the computation of basic and diluted loss per share. See Note 9 for further information.
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
Noncontrolling Interests
As of June 30, 2026 and December 31, 2025, the ownership interests of the Class A common stockholders and the NCI were 49.49% and 50.51%, respectively. The ownership interests reflects the issuance of the Company's Class A common stock to Cottonmouth during the year ended December 31, 2025. See Note 3 for further information.
NOTE 12 – TAX
Income Tax
As of June 30, 2026, the Company holds 49.49% of the economic interest in OpCo, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, OpCo generally is not subject to U.S. federal income tax under current

U.S. tax laws. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of OpCo.
The Company’s effective income tax rate was 5.2% and 1.4% for the three and six months ended June 30, 2026, respectively, and was 1.1% and (0.5)% for the three and six months ended June 30, 2025, respectively. The effective income tax rates for each period differed significantly from the statutory rate primarily due to the losses allocated to NCI and the recognition of a valuation allowance as a result of the Company’s tax structure.
The Company has assessed the realizability of its net deferred tax assets and that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of June 30, 2026, the Company has maintained a full valuation allowance against its deferred tax assets, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of the allowance.
The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. Federal, state and local income tax returns that may be subject to audit in future periods. No U.S. Federal, state and local income tax returns are currently under examination by the respective taxing authorities.
On July 4, 2025, the “One Big, Beautiful Bill Act” (“OBBB Act”) was signed into federal law. The OBBB Act included multiple provisions applicable to U.S. income tax for businesses, including bonus depreciation for qualified tangible property, immediate expensing of research expenditures, and updates to the calculation of disallowed interest. For the three and six months ended June 30, 2026, the Company recognized the provisions of the OBBB Act in determining its income tax expense, including immediate expensing of research expenditures.
Tax Distributions
For the three and six months ended June 30, 2026 and 2025, the Company recorded tax distributions to Class C OpCo unitholders of $140 and $0, respectively.
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
For the three and six months ended June 30, 2026 and 2025, the Company did not record a liability related to the Tax Receivable Agreement.

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
For the three and six months ended June 30, 2026 and 2025, the Company's operating loss by significant segment expenses were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Outside services	$572	$1,042	$1,391	$2,289
Employee compensation-related	771	984	1,613	1,742
Insurance	182	255	403	549
Share-based compensation	486	495	1,083	912
Rent, property and office	267	326	552	693
Other segment items (1)	246	137	336	236
Total operating loss	$2,524	$3,239	$5,378	$6,421
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “our,” “us,” “Verde,” “Verde Clean Fuels” or the “Company” refer to Verde Clean Fuels, Inc. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. The amounts contained herein are presented in thousands except share and per share amounts and as otherwise noted. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
•litigation and the ability to adequately protect intellectual property rights, (see Part II, Item 1. Legal Proceedings);
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
As of June 30, 2026, we are still in the process of deploying our STG+® technology and have not derived revenue from our principal business activities.

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
On March 20, 2026, we announced the appointment of George Burdette as CEO and engagement of Roth Capital Partners as financial advisor to assist the Company in evaluating strategic alternatives. These announcements are part of the Company’s continued advancement of its previously announced restructuring and cost reduction initiatives. Mr. Burdette succeeded Ernie Miller who stepped down from his role as CEO to pursue another opportunity. Mr. Miller remains with the Company as a senior advisor. Mr. Burdette, who has served as the Company’s CFO since October 2024, continues to serve in that role.
On June 3, 2026, Martijn Dekker informed the Company's board of directors (the "Board") of his resignation as a director effective as of that same date. On June 12, 2026, the Company held its 2026 Annual Meeting of Stockholders (the "Annual Meeting") and the stockholders re-elected Jonathan Siegler to serve as the sole Class III director until the 2029 annual meeting of stockholders. Dail St. Claire did not stand for re-election as a Class III director and, consequently, ceased to serve as a director as well as a member of the Company's audit committee (“Audit Committee”) following the Annual Meeting. Immediately following the Annual Meeting, Ron Hulme replaced Ms. St. Claire as a member of the Company's Audit Committee. The Board determined to decrease the total number of directors from eight to six effective as of the Annual Meeting.
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
In May 2024, the Company and Koch Modular Process Systems, LLC ("KMPS") entered into a license agreement for certain front-end engineering and design ("FEED") work product prepared by KMPS related to the Permian Basin Project.
In June 2024, we entered into a contract with Chemex Global, LLC (“Chemex”), a Shaw Group company (“Shaw Group”), for a FEED study related to the Permian Basin Project. In connection with entering into the JDA and the commencement of the FEED study, we began to incur development costs with respect to the project. Under the terms of the JDA, 65% of the approved development costs that we incur (which include the FEED costs) are reimbursed by Cottonmouth.
The FEED study was completed in December 2025; however, the Permian Basin Project was suspended in February 2026. We believe the FEED study will continue to be useful as we explore other opportunities to deploy the STG+® technology. In the event that the Company desires to obtain ownership rights to the FEED work product prepared by KMPS, such ownership could be obtained upon (i) KMPS being awarded a supply contract for the reaction and distillation modular system for the first commercial production facility utilizing the Company's STG+® technology or (ii) payment to KMPS of $1.0 million.
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
Revenue
We have not generated any revenue to date. We expect that future revenue generation opportunities would result from capital-lite opportunities to deploy our STG+® technology, if any. Such opportunities include licensing technology and providing engineering, technical, and operational services. There can be no assurance that we will be successful in this endeavor.
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
Results of Operations
Comparison of the three months ended June 30, 2026 and 2025

	Three Months Ended June 30,
(in thousands)	2026	2025
General and administrative expenses	$2,359	$3,094
Research and development expenses	165	145
Total operating loss	2,524	3,239

Other (income)	(478)	(665)
Loss before income taxes	(2,046)	(2,574)
Income tax expense (benefit)	(106)	(28)
Net loss	$(1,940)	$(2,546)
General and Administrative Expenses
For the three months ended June 30, 2026, our general and administrative expenses decreased by $735, or 24%, as compared to the same period in 2025. The decrease was primarily due to implementation of our cost savings initiatives, including a reduction in employee headcount and lower outside services and insurance expenses, which was partially offset by contingency expense.
Of our general and administrative expenses for the three months ended June 30, 2026 and 2025, $0 and $7, respectively, were business development costs. The decrease was primarily due to reduced development activities driven by our revised strategy to deploy our technology through capital-lite opportunities.
Research and Development Expenses
For the three months ended June 30, 2026, our research and development expenses increased by $20, or 14%, as compared to the same period in 2025. The increase was primarily due to higher employee compensation as a portion of the engineers’ time associated with the Permian Basin Project in 2025 was capitalized as construction in progress, which was largely offset by lower engineering software costs.

Other Income
For the three months ended June 30, 2026, our other income decreased by $187, or 28%, as compared to the same period in 2025. The decrease was primarily due to lower interest and dividend income earned on our cash and cash equivalents.

Income Tax Expense
For the three months ended June 30, 2026, our income tax expense decreased approximately $78, or 276%, as compared to the same period in 2025. The decrease was primarily due to the recognition in 2026 of additional research expenditures related to the Permian Basin Project in 2025, which were eligible for immediate expensing in accordance with the provisions of the OBBB Act.

Comparison of the six months ended June 30, 2026 and 2025

	Six Months Ended June 30,
(in thousands)	2026	2025
General and administrative expenses	$5,032	$6,092
Research and development expenses	346	329
Total operating loss	5,378	6,421

Other (income)	(985)	(1,196)
Loss before income taxes	(4,393)	(5,225)
Income tax expense (benefit)	(60)	25
Net loss	$(4,333)	$(5,250)
General and Administrative Expenses
General and administrative expenses decreased approximately $1,060, or 17%, for the six months ended June 30, 2026 as compared to the same period in 2025. The decrease was primarily due to implementation of our cost savings initiatives, including a reduction in employee headcount and lower outside services and insurance expenses, which was partially offset by contingency expense and additional share-based compensation expense.
Of our general and administrative expenses for the six months ended June 30, 2026 and 2025, $17 and $73, respectively, were business development costs. The decrease was primarily due to reduced development activities driven by our revised strategy to deploy our technology through capital-lite opportunities.
Research and Development Expenses
Research and development expenses increased by $18, or 5%, for the six months ended June 30, 2026 as compared to the same period in 2025. The increase was primarily due to higher employee compensation as a portion of the engineers’ time associated with the Permian Basin Project in 2025 was capitalized as construction in progress, which was largely offset by lower engineering software costs.
Other Income
Other income decreased by $211, or 18%, for the six months ended June 30, 2026 as compared to the same period in 2025. The decrease was primarily due to lower interest and dividend income earned on our cash and cash equivalents.
Income Tax
Income tax expense decreased approximately $85, or 342%, for the six months ended June 30, 2026 as compared to the same period in 2025. The decrease was primarily due to the recognition in 2026 of additional research expenditures related to the Permian Basin Project in 2025, which were eligible for immediate expensing in accordance with the provisions of the OBBB Act.

Liquidity and Capital Resources
We have not generated any revenue to date. We expect that any future revenue generation opportunities would result from capital-lite opportunities to deploy our STG+® technology. Such opportunities include licensing technology and providing engineering, technical, and operational services.
As of June 30, 2026, we are still in the process of deploying our STG+® technology and have not derived revenue from our principal business activities. We do not expect to generate revenue unless and until we are able to deploy our STG+® technology and there can be no assurance that we will be successful in this endeavor. Since inception, we have incurred operating losses and generated negative operating cash flows that were primarily attributable to our general and administrative expenses and development activities.
We measure liquidity in terms of our ability to fund the cash requirements of our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve general and administrative expenses.
As of June 30, 2026, we had cash and cash equivalents of $53,454. We expect that our cash and cash equivalents will be sufficient to fund our cash requirements, including ongoing general and administrative expenses, for the next 12 months from the reporting date.

Comparison of Cash Flows for the Six Months Ended June 30, 2026 and 2025
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(3,443)	$(5,883)
Net cash used in investing activities	(318)	(552)
Net cash provided by financing activities	-	49,446
Net change in cash, cash equivalents and restricted cash	$(3,761)	$43,011
Cash Flows Used in Operating Activities
For the six months ended June 30, 2026, our net cash used in operating activities decreased by $2,440 as compared to the same period in 2025. The decrease was primarily due to lower working capital requirements and implementation of our cost savings initiatives, which resulted in lower general administrative expenses.
Cash Flows Used in Investing Activities
For the six months ended June 30, 2026, our net cash used in investing activities decreased by $234 as compared to the same period in 2025. The decrease was primarily attributable to the timing of payments made related to the Permian Basin Project, net of amounts reimbursable by Cottonmouth in accordance with the JDA. See Notes 3, 4 and 5 in the accompanying unaudited condensed consolidated financial statements for further information.
Cash Flows Provided by Financing Activities
For the six months ended June 30, 2026, our net cash provided by financing activities decreased by $49,446 as compared to the same period in 2025. The decrease was due to the net proceeds received from the closing of the PIPE Investment in January 2025.

Commitments and Contractual Obligations
As of June 30, 2026 and December 31, 2025, we had a restricted cash balance of $100 maintained in support of a letter of credit.
Off-Balance Sheet Arrangements
As of June 30, 2026, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on that evaluation, as of June 30, 2026, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
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

10.1
Form of Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8, File No. 333-297851, filed with the SEC on July 31, 2026)

10.2
Form of Non-Employee Director Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8, File No. 333-297851, filed with the SEC on July 31, 2026)

10.3
Form of Employee Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8, File No. 333-297851, filed with the SEC on July 31, 2026)

10.4
Form of Employee Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8, File No. 333-297851, filed with the SEC on July 31, 2026)

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

August 10, 2026	VERDE CLEAN FUELS, INC.

	By:	/s/ George Burdette
		Name:	George Burdette
		Title:	Chief Executive Office
(Principal Executive Officer)

August 10, 2026

	By:	/s/ George Burdette
		Name:	George Burdette
		Title:	Chief Financial Officer
(Principal Financial Officer)