Form 10-Q
period 2026-09-30
Verde Clean Fuels, Inc.
filed 2026-11-09
CIK 1841425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2026, there were 22,049,621 shares of Class A common stock and 22,500,000 shares of Class C common stock of the registrant outstanding.

i

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(in thousands, except share and per share amounts)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$52,551	$57,215
Restricted cash	100	100
Accounts receivable – other	-	145
Prepaid expenses and other current assets	700	466
Total current assets	53,351	57,926

Non-current assets:
Property, plant and equipment, net	50	62
Intellectual property and patented technology	1,925	1,925
Operating lease right-of-use assets, net	236	173
Deposits	161	161
Total non-current assets	2,372	2,321
Total assets	$55,723	$60,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$471	$985
Accrued liabilities	1,264	906
Operating lease liabilities	251	174
Other current liabilities	192	35
Total current liabilities	2,178	2,100

Non-current liabilities:
Operating lease liabilities	-	12
Total non-current liabilities	-	12
Total liabilities	2,178	2,112
Commitments and contingencies (see Note 8)

Stockholders’ equity
Class A common stock, par value $0.0001 per share, 22,049,621 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2	2
Class C common stock, par value $0.0001 per share, 22,500,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2	2
Additional paid in capital	65,987	64,070
Accumulated deficit	(37,293)	(34,215)
Noncontrolling interest	24,847	28,276
Total stockholders’ equity	53,545	58,135
Total liabilities and stockholders’ equity	$55,723	$60,247
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
General and administrative expenses	$2,293	$2,752	$7,325	$8,844
Research and development expenses	168	128	514	457
Operating loss	2,461	2,880	7,839	9,301

Other (income)	(477)	(650)	(1,462)	(1,846)
Loss before income taxes	(1,984)	(2,230)	(6,377)	(7,455)

Income tax (benefit) expense	(19)	104	(78)	129
Net loss	$(1,965)	$(2,334)	$(6,299)	$(7,584)
Net loss attributable to noncontrolling interest	$(1,002)	$(1,179)	$(3,221)	$(3,922)
Net loss attributable to Verde Clean Fuels, Inc.	$(963)	$(1,155)	$(3,078)	$(3,662)

Earnings per share
Weighted average Class A common stock outstanding, basic and diluted	22,070,453	18,836,078	22,070,453	17,508,239
Loss per share of Class A common stock	$(0.04)	$(0.06)	$(0.14)	$(0.21)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended September 30, 2026

(in thousands, except share and per share amounts)	Class A Common		Class C Common		Additional Paid In Capital	Accumulated Deficit	Non controlling Interest	Total Stockholders’ Equity
	Shares	Values	Shares	Values
Balance – June 30, 2026	22,049,621	$2	22,500,000	$2	$65,153	$(36,329)	$25,917	$54,745
Share-based compensation	-	-	-	-	834	-	-	834
Tax distributions to Class C OpCo unitholders	-	-	-	-	-	-	(68)	(68)
Net loss	-	-	-	-	-	(963)	(1,002)	(1,965)
Other	-	-	-	-	-	(1)	-	(1)
Balance – September 30, 2026	22,049,621	$2	22,500,000	$2	$65,987	$(37,293)	$24,847	$53,545

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended September 30, 2025

(in thousands, except share and per share amounts)	Class A Common		Class C Common		Additional Paid In Capital	Accumulated Deficit	Non controlling Interest	Total Stockholders’ Equity
	Shares	Values	Shares	Values
Balance – June 30, 2025	22,049,621	$2	22,500,000	$2	$62,797	$(29,764)	$32,710	$65,747
Share-based compensation	-	-	-	-	632	-	-	632
Net loss	-	-	-	-	-	(1,155)	(1,179)	(2,334)
Balance – September 30, 2025	22,049,621	$2	22,500,000	$2	$63,429	$(30,919)	$31,531	$64,045
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2026

(in thousands, except share and per share amounts)	Class A Common		Class C Common		Additional Paid In Capital	Accumulated Deficit	Non controlling Interest	Total Stockholders’ Equity
	Shares	Values	Shares	Values
Balance – December 31, 2025	22,049,621	$2	22,500,000	$2	$64,070	$(34,215)	$28,276	$58,135
Share-based compensation	-	-	-	-	1,917	-	-	1,917
Tax distributions to Class C OpCo unitholders	-	-	-	-	-	-	(207)	(207)
Rebalancing of ownership percentage for issuance of Class A shares	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(3,078)	(3,221)	(6,299)
Other	-	-	-	-	-	-	(1)	(1)
Balance – September 30, 2026	22,049,621	$2	22,500,000	$2	$65,987	$(37,293)	$24,847	$53,545

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

VERDE CLEAN FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(6,299)	$(7,584)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	11	12
Share-based compensation expense	1,917	1,543
Amortization of right-of-use assets	302	261
Other non-cash expense	1	-
Changes in operating assets and liabilities
Accounts receivable - other	4	-
Prepaid expenses	(233)	165
Accounts payable	(64)	(460)
Accrued liabilities	368	(1,260)
Operating lease liabilities	(301)	(260)
Other changes in operating assets and liabilities	(52)	20
Net cash used in operating activities	(4,346)	(7,563)

Cash flows from investing activities:
Additions to property, plant and equipment	(459)	(4,458)
Reimbursements of development costs in accordance with the JDA	141	2,971
Net cash used in investing activities	(318)	(1,487)

Cash flows from financing activities:
Issuance of Class A common stock to Cottonmouth	-	50,000
Payment of equity issuance costs	-	(554)
Net cash provided by financing activities	-	49,446

Net change in cash, cash equivalents and restricted cash	(4,664)	40,396
Cash, cash equivalents and restricted cash, beginning of year	57,315	19,144
Cash, cash equivalents and restricted cash, end of period	$52,651	$59,540

Supplemental cash flows:
Capital expenditures in accounts payable and accrued liabilities (at period end)	$-	$1,908
Accounts receivable for reimbursement of capital expenditures (at period end)	$-	$1,311
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERDE CLEAN FUELS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION
Overview
Verde Clean Fuels, Inc. (the “Company”, “Verde” and “Verde Clean Fuels”) owns an innovative and proprietary gas-to-liquids processing technology capable of converting low-value or stranded feedstocks into higher-value clean transportation fuels. Verde's synthesis gas (“syngas”)-to-gasoline plus (STG+®) process is designed to convert syngas, derived from a variety of feedstocks, including natural gas and biomass, into fully finished liquid fuels that require no additional refining. The STG+® technology is engineered for industrial-scale deployment and intended to be delivered in standardized modular units. Over $150 million has been invested in the development and demonstration of the STG+® technology since 2007, including the construction and operation of a demonstration plant that has completed over 10,000 hours of operation.
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
Prior to the Business Combination, and up to the Closing Date, Verde Clean Fuels, previously CENAQ, was a special purpose acquisition company (“SPAC”) incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.
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
Risks and Uncertainties
The Company is currently in the development stage and has not yet commenced principal operations or generated revenue. The Company's ability to deploy its STG+® technology is subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to: changes in general economic, financial, legal, regulatory, political, governmental and business conditions; changes in domestic and foreign markets and policies; the inability of the Company to deploy its technology; the inability of the Company to commercialize its technology for any reason; the inability of the Company to complete any transaction; the risks and uncertainties relating to the implementation of the Company’s strategy and the timing of any business milestone; and delays in acquisition, financing, construction and development of any potential project.
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
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $250. Additionally, the Company’s investments held in a short-term money market fund are not guaranteed by the FDIC. As of September 30, 2026, the Company had not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.
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
There were no deferred equity issuance costs as of September 30, 2026 and December 31, 2025 as the deferred equity issuance costs were recorded within additional paid-in capital for the year ended December 31, 2025 as a reduction to the proceeds received from the issuance of the Company's Class A common stock to Cottonmouth. See Note 3 for further information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets, primarily due to their short-term nature. The fair values of cash, restricted cash, cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses are estimated to approximate their respective carrying values as of September 30, 2026 and December 31, 2025 due to the short-term maturities of such instruments.
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
Antidilutive instruments, including outstanding warrants, stock options, certain restricted stock units (“RSUs”) and Sponsor earn out shares, were excluded from diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 because the inclusion of such instruments would be anti-dilutive. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for all periods presented.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. See Note 12 for further information.
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
Equity-Based Awards
In March 2023, the Company authorized and approved the Verde Clean Fuels, Inc. 2023 Omnibus Incentive Plan (the “2023 Plan”), which authorizes certain shares that may be granted under the 2023 Plan in connection with equity-based compensation awards. Under the terms of the 2023 Plan, the Company may, from time to time, grant stock options and/or RSUs to certain employees, officers, and non-employee directors. In addition to stock options and RSUs, the 2023 Plan authorizes for the future potential grant of stock appreciation rights, restricted stock, performance awards, stock awards, dividend equivalents, other stock-based awards, cash awards, and substitute awards to certain employees (including executive officers), consultants and non-employee directors, and is intended to align the interests of the Company’s service providers with those of the stockholders. As of September 30, 2026, the Company reserved 7,203,683 shares for issuance under the 2023 Plan.
Stock options represent the contingent right of award holders to purchase shares of the Company’s Class A common stock at a stated price for a limited time. Stock options granted to employees and officers will generally vest at a rate of 25% on each of the first, second, third and fourth anniversaries of the date of grant, subject to continuous service through the vesting dates. Stock options granted to non-employee directors will generally vest 100% on the first anniversary of the date of grant, subject to continuous service through the vesting date. Forfeitures are recognized as they occur.
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes model and the fair value of RSUs on the date of grant based on the value of the Company's stock price on that date. The cost of awarded equity instruments is recognized based on each instrument’s grant-date fair value over the period during which the grantee is required to provide service in exchange for the award. Equity-based compensation is recorded as a general and administrative expense in the unaudited condensed consolidated statements of operations.
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
RSUs represent an unsecured right to receive one share of the Company’s Class A common stock equal to the per share value of the Class A common stock on the settlement date. RSUs have a zero-exercise price and vest as provided for in the respective grant, subject to continuous service through the vesting date.
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

Initial Investment and Equity Participation Right Agreement
In connection with the Closing of the Business Combination, the Company issued and sold to Cottonmouth 2,000,000 shares of its Class A common stock in a private placement for an aggregate purchase price of $20,000 and entered into an equity participation right agreement, dated as of February 13, 2023 (“Equity Participation Right Agreement”), by and among the Company and Cottonmouth, pursuant to which Verde granted Cottonmouth the right to participate in 50% of the ownership of any project to develop a natural gas-to-gasoline plant in the Permian Basin utilizing Verde’s STG+® technology.
Second Investment
On December 18, 2024, the Company entered into a Class A common stock purchase agreement (the “Purchase Agreement”) with Cottonmouth pursuant to which the Company agreed to issue and sell to Cottonmouth in a private placement an aggregate of 12,500,000 shares of its Class A common stock at a price of $4.00 per share for an aggregate purchase price of $50,000 (the “PIPE Investment”). Closing of the PIPE Investment occurred on January 29, 2025. In connection with the closing of the PIPE Investment, the Company provided Cottonmouth with certain director designation and board of director ("Board") observer rights. See Note 1 for further information.
Permian Basin Project and JDA
In February 2024, Verde and Cottonmouth entered into a JDA related to the proposed development, construction, and operation of a natural gas-to-gasoline plant in the Permian Basin utilizing Verde’s STG+® technology and associated natural gas from Diamondback’s operations (the “Permian Basin Project”). The JDA framed the contracts contemplated to be entered into between the parties and outlined the conditions precedent for the parties to enter into definitive documents and achieve final investment decision (“FID”) related to the Permian Basin Project. The JDA conditions precedent included finalizing applicable project contracts, obtaining necessary permits, obtaining project financing on terms satisfactory to each party, and receiving FID by each party.
In June 2024, the Company entered into a contract with Chemex Global, LLC (“Chemex”), a Shaw Group company (“Shaw”), for a front-end engineering and design (“FEED”) study related to the Permian Basin Project. In connection with entering into the JDA and the commencement of the FEED study, the Company incurred development costs related to the Permian Basin Project. Under the terms of the JDA, 65% of the development costs incurred by the Company related to the Permian Basin Project (which included costs associated with the FEED study) were reimbursed by Cottonmouth. The FEED study was completed in December 2025.
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
On August 13, 2026, the Company's JDA with Cottonmouth terminated by expiration of its term on its stated termination date.
See Notes 1, 4, 5, 7, and 8 for further information.
NOTE 4 – IMPAIRMENTS
Long-Lived Assets
As of December 31, 2025, the Company evaluated the recoverability of its construction in progress (“CIP”) assets associated with the Permian Basin Project as a result of changing market conditions driven by increasing demand for natural gas in the Permian Basin. The Company determined that such factors that ultimately led to the suspension of the Permian Basin Project in February 2026 were present as of December 31, 2025. The Company further determined that the carrying value of its CIP assets related to the Permian Basin Project were not likely to be recoverable. The Company determined the fair value of its CIP assets using a Level 3 non-recurring fair value measurement based on the Company’s estimate of the assets’ remaining fair value, considering the suspension of the Permian Basin Project and the limited alternative use of the underlying assets. Accordingly, for the year ended December 31, 2025, the Company recorded an impairment of $3,936, representing 100% of the carrying value of its CIP assets, reducing the carrying value of such assets to zero as of December 31, 2025. See Notes 3 and 5 for further information.

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

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The Company's major classes of property, plant and equipment are as follows:

	As of
(in thousands)	September 30, 2026	December 31, 2025
Computers, office equipment and hardware	$41	$42
Furniture and fixtures	47	47
Machinery and equipment	44	44
Property, plant and equipment	132	133
Less: accumulated depreciation	82	71
Property, plant and equipment, net	$50	$62
For the year ended December 31, 2025, the Company recorded an impairment for the full value of its CIP assets. Prior to the impairment, the Company's CIP assets were comprised of capitalized development costs (which include costs associated with the FEED study) related to the Permian Basin Project, net of costs reimbursable by Cottonmouth in accordance with the JDA. See Notes 1, 3, 4 and 7 for further information.

NOTE 6 – ACCRUED LIABILITIES
The Company’s accrued liabilities are as follows:

	As of
(in thousands)	September 30, 2026	December 31, 2025
Accrued compensation	$675	$468
Accrued construction in progress	-	9
Accrued legal fees	103	261
Accrued professional fees	266	120
Accrued franchise taxes	30	40
Other accrued expenses	190	8
Accrued liabilities	$1,264	$906
As of September 30, 2026, the Company's other accrued expenses consisted of contingency expense recorded during the nine months ended September 30, 2026.
NOTE 7 – RELATED PARTY TRANSACTIONS
Holdings

The Company has a related party relationship with Holdings whereby Holdings holds a majority ownership in the Company via voting shares and has control of its Board. Further, Holdings possesses 3,500,000 earn out shares. The Holdings equity compensation instruments consist of 1,000 authorized and issuable Series A Incentive Units (the “Series A Incentive Units”) and 1,000 authorized and issuable Founder Incentive Units (the “Founder Incentive Units”). Certain of the Company’s employees and officers hold Series A Incentive Units and Founder Incentive Units that entitle them to participate in the earnings of and distributions by Holdings after a specified return to the Series A Preferred Unit holders. See Notes 9 and 11 for further information.
Cottonmouth
The Company has a related party relationship with Cottonmouth due to its ownership interest in the Company’s Class A common stock. See Notes 1 and 3 for further information.
Shaw
In June 2024, the Company entered into a contract with Chemex, a Shaw company, for a FEED study related to the Permian Basin Project. Also in June 2024, the parent organization of Holdings, through a separate subsidiary, made an unrelated preferred equity investment in Shaw and, in connection with the investment, Jonathan Siegler, a Company director, was appointed as a director of Shaw. The FEED study was completed in December 2025; however, the Permian Basin Project was suspended in February 2026. See Notes 3 and 5 for further information.
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
On June 3, 2026, Martijn Dekker informed the Company's Board of his resignation as a director effective as of that same date. As of the date of his resignation, the Company understood that Mr. Dekker was an officer and director of Five Star Clean Fuels and his affiliate owned an interest in Five Star Clean Fuels. See Notes 8 and 14 for further information.

NOTE 8 – COMMITMENTS AND CONTINGENCIES
Leases
The Company leases its office in Houston, Texas and its office and demonstration plant in Hillsborough, New Jersey. The Company's lease for its office in Houston is through February 2027. During the nine months ended September 30, 2026, the Company extended its lease for its office and demonstration plant in Hillsborough, New Jersey through April 30, 2027. See Note 1 for further information.
For the three and nine months ended September 30, 2026 and 2025, the Company determined that the rent portion of such leases qualified as an operating lease under ASC 842.
For the three and nine months ended September 30, 2026 and 2025, the Company had expenses related to its operating leases as follows:

(in thousands)	Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2026	2025	2026	2025
Operating lease cost	General and administrative expense	$108	$94	$323	$283
Variable lease cost	General and administrative expense	39	48	136	141
Total operating lease cost		$147	$142	$459	$424

For the nine months ended September 30, 2026 and 2025, supplemental information related to the Company’s operating lease arrangements are as follows:

(in thousands)	Nine Months Ended September 30,
Operating lease – supplemental information	2026	2025
ROU assets obtained in exchange for operating lease	$365	$309
Weighted average remaining lease term – operating leases	0.6 years	0.8 years
Discount rate – operating leases	7.50%	7.50%
Commitments
As of September 30, 2026 and December 31, 2025, the Company had restricted cash of $100. See Note 2 for further information.
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

On February 27, 2026, Five Star Clean Fuels filed an original petition against the Company in the Business Court of Texas, Eleventh Division, seeking a declaratory judgment that a letter agreement between a subsidiary of the Company, Bluescape Clean Fuels LLC ("Bluescape Clean Fuels"), and a predecessor of Five Star Clean Fuels constituted a binding contract that effectuates a grant to Five Star Clean Fuels of certain non-exclusive rights to utilize the STG+® technology. On October 7, 2026, Five Star Clean Fuels filed an amended petition against the Company that added claims for breach of contract associated with the letter agreement and added Bluescape Clean Fuels as a defendant. The Company believes the claims are without merit and intends to defend its position against the claims. At this time, the Company is unable to reasonably estimate a possible financial loss or range of financial loss, if any, that may be incurred to resolve this matter. See Notes 7 and 14 for further information.
As of September 30, 2026 and December 31, 2025, the Company did not record any contingent liabilities.
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
Notwithstanding the foregoing, the shares of Earn Out Equity will vest in the event of a sale of the Company at a price that is equal to or greater than the applicable trigger price payable to the buyer of the Company. As of September 30, 2026, Holdings earn out shares were neither issued nor outstanding as the performance requirements for vesting were not achieved. All Sponsor Shares granted in connection with the Business Combination were issued and outstanding as of September 30, 2026 and December 31, 2025.
Sponsor Shares subject to forfeiture pursuant to the above terms that do not vest in accordance with such terms shall be forfeited.
Based on the trading price of the Company's Class A common stock, the market conditions were not met and no shares of Earn Out Equity were vested as of September 30, 2026.
Share-based Compensation
For the three and nine months ended September 30, 2026, the Company had share-based compensation expense of $834 and $1,917, respectively.
For the three and nine months ended September 30, 2025, the Company had share-based compensation expense of $632 and $1,543, respectively.
Stock Options
During the nine months ended September 30, 2026, the Company had changes in stock options as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2025	5,921,656	$6.47	5.6
Granted	-	$-	-
Exercised	-	$-	-
Forfeited / expired	(847,297)	$5.61	-
Outstanding as of September 30, 2026	5,074,359	$6.61	4.8
Unvested as of September 30, 2026	2,110,866	$5.87	5.1
Exercisable as of September 30, 2026	2,045,684	$5.41	5.1
As of September 30, 2026, there were 4,080,100 options granted to employees and officers outstanding, of which 1,969,234 were vested.
As of September 30, 2026, there were 994,259 options granted to non-employee directors outstanding, all of which were vested.
As of September 30, 2026, unrecognized compensation expense related to unvested stock options was $4,290, and the remaining compensation cost is expected to be recognized over a weighted-average period of 1.1 years. For the nine months ended September 30, 2026 and 2025, there was no cash received from the exercise of stock options. As of September 30, 2026, there was no intrinsic value for all stock option awards.
See Notes 2 and 11 for further information.

RSUs
In April 2023, the Company granted 141,656 RSUs to non-employee directors. In April 2024, all of the previously granted RSUs vested. In May 2024, the Company settled 120,824 of the vested RSUs through issuance of 120,824 shares of Class A common stock. As of September 30, 2026, the Company has not yet settled 20,832 of the vested RSUs, as the awardee elected to defer receipt. The Company includes the vested and deferred RSUs within weighted-average shares outstanding for the computation of basic and diluted loss per share.
In August 2026, the Company granted 1,021,740 RSUs to employees and officers and 758,841 RSUs to non-employee directors, consistent with the terms of the 2023 Plan. The RSUs granted in August 2026 vest in whole on March 31, 2027, subject to continuous service through the vesting date. The fair value of RSUs granted in August 2026 was $1.28 per unit and was determined by the value of the Company's stock price on the date of the grant.
For the three and nine months ended September 30, 2026, the Company had RSU compensation expense of $483.
For the three and nine months ended September 30, 2025, the Company did not record any RSU compensation expense.
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
In connection with the Closing of the Business Combination, all of the outstanding and unvested Series A Incentive Units and Founder Incentive Units became fully vested. For the year ended December 31, 2023, the Company accelerated the remaining share-based payment expense for the Series A Incentive Units and recorded such expense in general and administrative expenses in that period. For the years ended December 31, 2025, 2024 and 2023, the Company did not record additional share-based compensation expense for the Founder Incentive Units as certain conditions had not been met. The Company continues to evaluate the conditions related to the Founder Incentive Units. As of September 30, 2026, such conditions continue to not have been met.
See Note 7 for further information.
NOTE 10 – WARRANTS
There were 15,383,263 warrants outstanding as of September 30, 2026 (the “Warrants”). Each Warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below. However, no Warrants will be exercisable for cash unless there is an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to such shares of Class A common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants is not effective within a specified period following the consummation of the Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise

Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the Warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of Class A common stock for the five trading days ending on the trading day prior to the date of exercise. The Warrants will expire on February 15, 2028, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
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
During the nine months ended September 30, 2026 and 2025, no Warrants were exercised.
NOTE 11 – LOSS PER SHARE
Loss per share
The following table sets forth the computation of net loss used to compute basic net loss per share of Class A common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Net loss attributable to Verde Clean Fuels, Inc.	$(963)	$(1,155)	$(3,078)	$(3,662)
Basic weighted-average shares outstanding	22,070,453	18,836,078	22,070,453	17,508,239
Dilutive effect of share-based awards	-	-	-	-
Diluted weighted-average shares outstanding	22,070,453	18,836,078	22,070,453	17,508,239
Basic loss per share	$(0.04)	$(0.06)	$(0.14)	$(0.21)
Diluted loss per share	$(0.04)	$(0.06)	$(0.14)	$(0.21)
The Company’s Warrants, Sponsor earn out shares, stock options and unvested RSUs could have the most significant impact on diluted shares should the instruments represent dilutive instruments. However, securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the average closing price of the Company’s Class A common stock during the period, because their inclusion would result in an anti-dilutive effect on per share amounts.
As of September 30, 2026, the Company has not yet settled 20,832 of the vested RSUs, as the awardee elected to defer receipt. The Company includes the vested and deferred RSUs within weighted-average shares outstanding for the computation of basic and diluted loss per share. See Note 9 for further information.
The following amounts were not included in the calculation of net loss per diluted share for the periods presented because their effects were anti-dilutive:

	As of September 30,
(in shares)	2026	2025
Warrants	15,383,263	15,383,263
Sponsor earn out shares (1)	3,234,375	3,234,375
Stock options	5,074,359	5,921,656
RSUs	1,780,581	-
Total anti-dilutive instruments	25,472,578	24,539,294

(1)Excludes 3,500,000 Class C earn out shares convertible into shares of Class A common stock. Shares of Class C common stock are not participating securities; thus, the application of the two-class method is not required. See Note 9 for further information.
Noncontrolling Interests
As of September 30, 2026 and December 31, 2025, the ownership interests of the Class A common stockholders and the NCI were 49.49% and 50.51%, respectively. The ownership interests reflect the issuance of the Company's Class A common stock to Cottonmouth during the year ended December 31, 2025. See Note 3 for further information.
NOTE 12 – TAX
Income Tax
As of September 30, 2026, the Company holds 49.49% of the economic interest in OpCo, which is treated as a partnership for U.S. federal income tax purposes. As a partnership, OpCo generally is not subject to U.S. federal income tax under current U.S. tax laws. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its distributive share of the net taxable income (loss) and any related tax credits of OpCo.
The Company’s effective income tax rate was 0.9% and 1.2% for the three and nine months ended September 30, 2026, respectively, and was (4.7)% and (1.7)% for the three and nine months ended September 30, 2025, respectively. The effective income tax rates for each period differed significantly from the statutory rate primarily due to the losses allocated to NCI and the recognition of a valuation allowance as a result of the Company’s tax structure.
The Company has assessed the realizability of its net deferred tax assets and that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of September 30, 2026, the Company has maintained a full valuation allowance against its deferred tax assets, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of the allowance.
The Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. Federal, state and local income tax returns that may be subject to audit in future periods. No U.S. Federal, state and local income tax returns are currently under examination by the respective taxing authorities.
On July 4, 2025, the “One Big, Beautiful Bill Act” (“OBBB Act”) was signed into federal law. The OBBB Act included multiple provisions applicable to U.S. income tax for businesses, including bonus depreciation for qualified tangible property, immediate expensing of research expenditures, and updates to the calculation of disallowed interest. For the three and nine months ended September 30, 2026, the Company recognized the provisions of the OBBB Act in determining its income tax expense, including immediate expensing of research expenditures.

Tax Distributions
For the three and nine months ended September 30, 2026, the Company recorded tax distributions to Class C OpCo unitholders of $68 and $207, respectively.
As of September 30, 2026, OpCo had not made any tax distributions to Class C OpCo unitholders.
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
For the three and nine months ended September 30, 2026 and 2025, the Company did not record a liability related to the Tax Receivable Agreement.

NOTE 13 – SEGMENT INFORMATION
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

For the three and nine months ended September 30, 2026 and 2025, the Company's operating loss by significant segment expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Payroll (1)	$517	$738	$2,130	$2,481
Share-based compensation	834	632	1,917	1,543
Outside services	603	822	1,994	3,111
Insurance	184	258	588	807
Rent, property & office	270	305	822	998
Meals, travel & conferences	-	64	35	138
Franchise taxes	50	50	151	153
Depreciation & amortization	4	4	11	12
Other (2)	(1)	7	191	58
Operating loss	$2,461	$2,880	$7,839	$9,301

(1)Payroll was previously referred to as "Employee compensation-related" and includes gross wages, employee benefits, payroll taxes, and payroll fees.
(2)Other primarily includes contingency expense and partnership tax expense.

NOTE 14 – SUBSEQUENT EVENTS
On February 27, 2026, Five Star Clean Fuels filed an original petition against the Company in the Business Court of Texas, Eleventh Division, seeking a declaratory judgment that a letter agreement between a subsidiary of the Company, Bluescape Clean Fuels LLC ("Bluescape Clean Fuels"), and a predecessor of Five Star Clean Fuels constituted a binding contract that effectuates a grant to Five Star Clean Fuels of certain non-exclusive rights to utilize the STG+® technology. On October 7, 2026, Five Star Clean Fuels filed an amended petition against the Company that added claims for breach of contract associated with the letter agreement and added Bluescape Clean Fuels as a defendant. The Company believes the claims are without merit and intends to defend its position against the claims. At this time, the Company is unable to reasonably estimate a possible financial loss or range of financial loss, if any, that may be incurred to resolve this matter. See Notes 7 and 8 for further information.

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
Overview
We own an innovative and proprietary gas-to-liquids processing technology capable of converting low-value or stranded feedstocks into higher-value clean transportation fuels. Our synthesis gas (“syngas”)-to-gasoline plus (STG+®) process is designed to convert syngas, derived from a variety of feedstocks, including natural gas and biomass, into fully finished liquid fuels that require no additional refining. The STG+® technology is engineered for industrial-scale deployment and intended to be delivered in standardized modular units. Over $150 million has been invested in the development and demonstration of the STG+® technology since 2007, including the construction and operation of a demonstration plant that has completed over 10,000 hours of operation.

We are headquartered in Houston, Texas. We also have an office and demonstration plant in Hillsborough, New Jersey.

Our shares of class A common stock (the “Class A common stock”) and warrants that were issued in the public offering are listed on Nasdaq under the symbols “VGAS” and “VGASW,” respectively. Our primary stockholders are Bluescape Clean Fuels Holdings, LLC (“Holdings”) and Cottonmouth Ventures, LLC (“Cottonmouth”). Holdings is an affiliate of

Bluescape Energy Partners, an alternative investment firm. Cottonmouth is a wholly-owned subsidiary of Diamondback Energy, Inc. (“Diamondback”).
Highlights
For the three months ended September 30, 2026, our highlights were as follows:
•continued to evaluate strategic alternatives;
•continued to evaluate opportunities to deploy our STG+® technology with a disciplined approach to capital allocation;
•continued to execute on cost savings initiatives;
•on August 13, 2026, the Company's JDA with Cottonmouth terminated by expiration of its term on its stated termination date; and
•granted 1,021,740 restricted stock units ("RSUs") to employees and officers and 758,841 RSUs to non-employee directors, consistent with the terms of the 2023 Omnibus Incentive Plan (the "2023 Plan").

For the nine months ended September 30, 2026, our highlights were as follows:
•suspended the Permian Basin Project (as defined below) primarily as a result of changing market conditions driven by increasing demand for natural gas in the Permian Basin;
•announced a revised strategy to deploy our innovative and proprietary liquid fuels processing technology through capital-lite opportunities intended to identify the most effective pathways to commercialize the STG+® technology with a disciplined approach to capital allocation;
•implemented aggressive cost savings initiatives targeting a 50% reduction in costs in 2026 as compared to 2025;
•engaged Roth Capital Partners as financial advisor to assist the Company in evaluating strategic alternatives that may be available to the Company;
•on March 20, 2026, announced the appointment of George Burdette as Chief Executive Officer ("CEO"). Mr. Burdette succeeded Ernie Miller who stepped down from his role as CEO to pursue another opportunity. Mr. Miller remains with the Company as a senior advisor. Mr. Burdette, who has served as the Company’s CFO since October 2024, continues to serve in that role;
•on June 3, 2026, Martijn Dekker informed the Company's board of directors (the "Board") of his resignation as a director effective as of that same date;
•on June 12, 2026, the Company held its 2026 Annual Meeting of Stockholders (the "Annual Meeting") and the stockholders re-elected Jonathan Siegler to serve as the sole Class III director until the 2029 annual meeting of stockholders. Dail St. Claire did not stand for re-election as a Class III director and, consequently, ceased to serve as a director as well as a member of the Company's audit committee (“Audit Committee”) following the Annual Meeting. Immediately following the Annual Meeting, Ron Hulme replaced Ms. St. Claire as a member of the Company's Audit Committee. The Board determined to decrease the total number of directors from eight to six effective as of the Annual Meeting;
•on August 13, 2026, the Company's JDA with Cottonmouth terminated by expiration of its term on its stated termination date; and
•granted 1,021,740 RSUs to employees and officers and 758,841 RSUs to non-employee directors, consistent with the terms of the 2023 Plan.
Risks and Uncertainties
As of September 30, 2026, we are still in the process of deploying our STG+® technology and have not derived revenue from our principal business activities. In February 2026, we announced a revised strategy to deploy our innovative and proprietary liquid fuels processing technology through capital-lite opportunities. The shift in strategy is intended to identify the most effective pathways to commercialize the STG+® technology with a disciplined approach to capital allocation. Such opportunities include licensing technology and providing engineering, technical, and operational services.
Our ability to deploy our STG+® technology is subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to: changes in general economic, financial, legal, regulatory, political, governmental and business conditions; changes in domestic and foreign markets and policies; the inability of the Company to deploy its technology; the inability of the Company to commercialize its technology for any reason; the inability of the Company to complete any transaction; the risks and uncertainties relating to the implementation of the Company’s strategy and the timing of any business milestone; and delays in acquisition, financing, construction and development of any potential project.
We believe that our performance and future success depend on a number of factors that present opportunities for us but also pose risks and challenges, including competition from other carbon-based and other non-carbon-based fuel producers, changes to existing federal and state level low-carbon fuel credit systems and other factors discussed under the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
Cottonmouth and Permian Basin Project
Overview
Our second largest stockholder is Cottonmouth. Cottonmouth is a wholly-owned subsidiary of Diamondback, an independent oil and natural gas company headquartered in Midland, Texas focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas.
Initial Investment and Equity Participation Right Agreement
Concurrent with the Business Combination, Cottonmouth made a $20,000 equity investment in Verde. In connection with the investment, the parties entered into an equity participation right agreement (the “Equity Participation Right Agreement”) pursuant to which Verde must grant Cottonmouth the right to participate in 50% of the ownership of any project to develop a natural gas-to-gasoline plant in the Permian Basin utilizing Verde’s STG+® technology.
Second Investment
On January 29, 2025, Cottonmouth made a $50,000 equity investment in Verde (the “PIPE Investment”). In connection with the PIPE Investment, the Company provided Cottonmouth with certain director designation and Board observer rights.
Permian Basin Project and JDA
In February 2024, Verde and Cottonmouth entered into a joint development agreement (“JDA”) related to the proposed development, construction and operation of a natural gas-to-gasoline plant in the Permian Basin utilizing Verde’s STG+® technology and associated natural gas from Diamondback’s operations (the “Permian Basin Project”). The JDA framed the contracts contemplated to be entered into between the parties and outlined the conditions precedent for the parties to enter into definitive documents and achieve final investment decision (“FID”) to proceed with the Permian Basin Project. The JDA conditions precedent included finalizing applicable project contracts, obtaining necessary permits, obtaining project financing on terms satisfactory to each party and receiving FID by each party.
In June 2024, we entered into a contract with Chemex Global, LLC (“Chemex”), a Shaw Group company (“Shaw Group”), for a front-end engineering and design ("FEED") study related to the Permian Basin Project. In connection with entering into the JDA and the commencement of the FEED study, we began to incur development costs with respect to the Permian Basin Project. Under the terms of the JDA, 65% of the development costs we incurred related to the Permian Basin Project that we incur (which included costs associated with the FEED study) were reimbursed by Cottonmouth. The FEED study was completed in December 2025.
In February 2026, we announced the suspension of the Permian Basin Project primarily as a result of changing market conditions driven by increasing demand for natural gas in the Permian Basin. For the year ended December 31, 2025, we recorded an impairment of property, plant and equipment of $3,936, which represented the full value of our construction in progress assets.
In August 2026, our JDA with Cottonmouth terminated by expiration of its term on its stated termination date.

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
Results of Operations
Comparison of the three months ended September 30, 2026 and 2025

	Three Months Ended September 30,
(in thousands)	2026	2025
General and administrative expenses	$2,293	$2,752
Research and development expenses	168	128
Operating loss	2,461	2,880

Other (income)	(477)	(650)
Loss before income taxes	(1,984)	(2,230)

Income tax (benefit) expense	(19)	104
Net loss	$(1,965)	$(2,334)

General and Administrative Expenses
For the three months ended September 30, 2026, our general and administrative expenses decreased by $459, or 17%, as compared to the same period in 2025. The decrease was primarily due to implementation of our cost savings initiatives, including a reduction in employee headcount and lower outside services and insurance expenses, which was partially offset by higher share-based compensation expense.
Of our general and administrative expenses for the three months ended September 30, 2026 and 2025, $24 and $134, respectively, were business development costs. The decrease was primarily due to reduced development activities driven by our revised strategy to deploy our technology through capital-lite opportunities.
Research and Development Expenses
For the three months ended September 30, 2026, our research and development expenses increased by $40, or 31%, as compared to the same period in 2025. The increase was primarily due to higher employee compensation as a portion of the engineers’ time associated with the Permian Basin Project in 2025 was capitalized as construction in progress, which was largely offset by lower engineering software costs.
Other Income
For the three months ended September 30, 2026, our other income decreased by $173, or 27%, as compared to the same period in 2025. The decrease was primarily due to lower interest and dividend income earned on our cash and cash equivalents.

Income Tax Expense
For the three months ended September 30, 2026, our income tax expense decreased approximately $123, or 118%, as compared to the same period in 2025. The decrease was primarily due to the recognition in 2026 of additional research expenditures related to the Permian Basin Project in 2025, which were eligible for immediate expensing in accordance with the provisions of the OBBB Act.

Comparison of the nine months ended September 30, 2026 and 2025

	Nine Months Ended September 30,
(in thousands)	2026	2025
General and administrative expenses	$7,325	$8,844
Research and development expenses	514	457
Operating loss	7,839	9,301

Other (income)	(1,462)	(1,846)
Loss before income taxes	(6,377)	(7,455)

Income tax (benefit) expense	(78)	129
Net loss	$(6,299)	$(7,584)
General and Administrative Expenses
General and administrative expenses decreased approximately $1,519, or 17%, for the nine months ended September 30, 2026 as compared to the same period in 2025. The decrease was primarily due to implementation of our cost savings initiatives, including a reduction in employee headcount and lower outside services and insurance expenses, which was partially offset by contingency expense and higher share-based compensation expense.
Of our general and administrative expenses for the nine months ended September 30, 2026 and 2025, $41 and $207, respectively, were business development costs. The decrease was primarily due to reduced development activities driven by our revised strategy to deploy our technology through capital-lite opportunities.
Research and Development Expenses
Research and development expenses increased by $57, or 12%, for the nine months ended September 30, 2026 as compared to the same period in 2025. The increase was primarily due to higher employee compensation as a portion of the engineers’ time associated with the Permian Basin Project in 2025 was capitalized as construction in progress, which was largely offset by lower engineering software costs.
Other Income
Other income decreased by $384, or 21%, for the nine months ended September 30, 2026 as compared to the same period in 2025. The decrease was primarily due to lower interest and dividend income earned on our cash and cash equivalents.
Income Tax Expense
Income tax expense decreased approximately $207, or 161%, for the nine months ended September 30, 2026 as compared to the same period in 2025. The decrease was primarily due to the recognition in 2026 of additional research expenditures related to the Permian Basin Project in 2025, which were eligible for immediate expensing in accordance with the provisions of the OBBB Act.

Liquidity and Capital Resources
We have not generated any revenue to date. We expect that any future revenue generation opportunities would result from capital-lite opportunities to deploy our STG+® technology. Such opportunities include licensing technology and providing engineering, technical, and operational services.
As of September 30, 2026, we are still in the process of deploying our STG+® technology and have not derived revenue from our principal business activities. We do not expect to generate revenue unless and until we are able to deploy our STG+® technology and there can be no assurance that we will be successful in this endeavor. Since inception, we have incurred operating losses and generated negative operating cash flows that were primarily attributable to our general and administrative expenses and development activities.
We measure liquidity in terms of our ability to fund the cash requirements of our near-term business operations, including our contractual obligations and other commitments. Our current liquidity needs primarily involve general and administrative expenses.
As of September 30, 2026, we had cash and cash equivalents of $52,551. We expect that our cash and cash equivalents will be sufficient to fund our cash requirements, including ongoing general and administrative expenses, for the next 12 months from the reporting date.

Comparison of Cash Flows for the Nine Months Ended September 30, 2026 and 2025
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(4,346)	$(7,563)
Net cash used in investing activities	(318)	(1,487)
Net cash provided by financing activities	-	49,446
Net change in cash, cash equivalents and restricted cash	$(4,664)	$40,396
Cash Flows Used in Operating Activities
For the nine months ended September 30, 2026, our net cash used in operating activities decreased by $3,217 as compared to the same period in 2025. The decrease was primarily due to lower working capital requirements and implementation of our cost savings initiatives, which resulted in lower general administrative expenses.
Cash Flows Used in Investing Activities
For the nine months ended September 30, 2026, our net cash used in investing activities decreased by $1,169 as compared to the same period in 2025. The decrease was primarily attributable to the timing of payments made related to the Permian Basin Project, net of amounts reimbursable by Cottonmouth in accordance with the JDA. See Notes 3, 4 and 5 in the accompanying unaudited condensed consolidated financial statements for further information.
Cash Flows Provided by Financing Activities
For the nine months ended September 30, 2026, our net cash provided by financing activities decreased by $49,446 as compared to the same period in 2025. The decrease was due to the net proceeds received from the closing of the PIPE Investment in January 2025.

Commitments and Contractual Obligations
As of September 30, 2026 and December 31, 2025, we had a restricted cash balance of $100 maintained in support of a letter of credit.
Off-Balance Sheet Arrangements
As of September 30, 2026, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on that evaluation, as of September 30, 2026, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
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
On February 27, 2026, Five Star Clean Fuels filed an original petition against the Company in the Business Court of Texas, Eleventh Division, seeking a declaratory judgment that a letter agreement between a subsidiary of the Company, Bluescape Clean Fuels, LLC ("Bluescape Clean Fuels"), and a predecessor of Five Star Clean Fuels constituted a binding contract that effectuates a grant to Five Star Clean Fuels of certain non-exclusive rights to utilize the STG+® technology. On October 7, 2026, Five Star Clean Fuels filed an amended petition that added claims for breach of contract associated with the letter agreement and added Bluescape Clean Fuels as a defendant. The Company believes the claims are without merit and intends to defend its position against the claims. At this time, the Company is unable to reasonably estimate a possible financial loss or range of financial loss, if any, that may be incurred to resolve this matter. See Note 7 in the accompanying unaudited condensed consolidated financial statements for further information.
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

10.1
Form of Non-Employee Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8, File No. 333-297851, filed with the SEC on July 31, 2026)

10.2
Form of Non-Employee Director Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8, File No. 333-297851, filed with the SEC on July 31, 2026)

10.3
Form of Employee Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8, File No. 333-297851, filed with the SEC on July 31, 2026)

10.4
Form of Employee Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8, File No. 333-297851, filed with the SEC on July 31, 2026)

31.1
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

31.2
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

November 9, 2026	VERDE CLEAN FUELS, INC.

	By:	/s/ George Burdette
		Name:	George Burdette
		Title:	Chief Executive Officer
(Principal Executive Officer)

November 9, 2026

	By:	/s/ George Burdette
		Name:	George Burdette
		Title:	Chief Financial Officer
(Principal Financial Officer)